Form 10-Q
period 2020-06-30
Holicity Inc.
filed 2020-09-17
CIK 1814329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-39426

HOLICITY INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1270303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 Carillon Point, Kirkland, Washington 98033

(Address of principal executive offices including zip code)

(425) 278-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	HOLUU	The Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	HOL	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	HOLUW	The Nasdaq Capital Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 17, 2020, 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,906,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

HOLICITY INC.

FORM 10-Q

For the period from June 2, 2020 (inception) through June 30, 2020

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HOLICITY INC.

CONDENSED BALANCE SHEET

June 30, 2020

(Unaudited)

Assets:
Deferred offering costs	$41,196
Total Assets	$41,196
Liabilities and Stockholder’s Equity:
Current liabilities:
Accrued expenses	$13,911
Promissory note – related party	3,654
Total current liabilities	17,565
Commitments and Contingencies
Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding(1)(2)	791
Additional paid-in capital	24,209
Accumulated deficit	(1,369)
Total stockholder’s equity	23,631
Total Liabilities and Stockholder’s Equity	$41,196

(1)	This number includes up to 1,031,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 11, 2020, the underwriters exercised the over-allotment option in part and purchased 2,500,000 over-allotment units; thus, only 406,250 of these shares are subject to forfeiture.

(2)	On August 4, 2020, the Company effected a 1.1-for-1 common stock split resulting in 7,906,250 shares of Class B common stock outstanding. All share counts have been adjusted retrospectively as if the common stock split had been in effect for the periods presented (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLICITY INC.

CONDENSED STATEMENT OF OPERATIONS

For the period from June 2, 2020 (inception) through June 30, 2020

(Unaudited)

General and administrative expenses	$1,369
Net loss	$(1,369)
Weighted average shares outstanding, basic and diluted (1)(2)	7,500,000
Basic and diluted net loss per share	$(0.00)

(1)	This number excludes shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 11, 2020, the underwriters exercised the over-allotment option in part and purchased 2,500,000 over-allotment units; thus, 406,250 shares are subject to forfeiture and are excluded.

(2)	On August 4, 2020, the Company effected a 1.1-for-1 common stock split resulting in 7,906,250 shares of Class B common stock outstanding. All share counts have been adjusted retrospectively as if the common stock split had been in effect for the periods presented (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLICITY INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from June 2, 2020 (inception) through June 30, 2020

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—June 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Pendrell(1)(2)	—	—	7,906,250	791	24,209	—	25,000
Net loss	—	—	—	—	—	(1,369)	(1,369)
Balance—June 30, 2020	—	$—	7,906,250	$791	$24,209	$(1,369)	$23,631

(1)	This number includes up to 1,031,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 11, 2020, the underwriters exercised the over-allotment option in part and purchased 2,500,000 over-allotment units; thus, only 406,250 of these shares are subject to forfeiture.

(2)	On August 4, 2020, the Company effected a 1.1-for-1 common stock split resulting in 7,906,250 shares of Class B common stock outstanding. All share counts have been adjusted retrospectively as if the common stock split had been in effect for the periods presented (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLICITY INC.

CONDENSED STATEMENT OF CASH FLOWS

For the period from June 2, 2020 (inception) through June 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,369)
Net cash used in operating activities	(1,369)
Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,369
Net cash provided by financing activities	1,369
Net change in cash	—
Cash—beginning of the period	—
Cash—end of the period	$—
Supplemental disclosure of noncash operating and financing activities:
Deferred offering costs paid by Pendrell in exchange for issuance of Class B common stock	$25,000
Deferred offering costs included in promissory note – related party	2,285
Deferred offering costs included in accrued expenses	13,911

The accompanying notes are an integral part of the unaudited condensed financial statements.

Holicity Inc.

Notes to Condensed Financial Statements

(unaudited)

Note 1—Description of Organization, Business Operations and Basis of Presentation

Holicity Inc. (the “Company”) was incorporated in Delaware on June 2, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to initially focus its search on identifying a prospective target business in the technology, media and telecommunications (“TMT”) industries in the United States and other developed countries.

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from June 2, 2020 (inception) through June 30, 2020 relates to the Company’s formation and preparation for the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2020. On August 7, 2020, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units” and the shares of Class A common stock included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $275.0 million (the “Initial Public Offering”), and incurring offering costs of approximately $15.5 million, inclusive of approximately $9.6 million in deferred underwriting commissions.  The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,125,000 additional Units (the “Over-Allotment Units”) to cover over-allotments (the “Over-Allotment Option”), if any, at $10.00 per Unit (Note 3). The Company’s sponsor is Pendrell Holicity Holdings Corporation, a Washington corporation (the “sponsor”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7.5 million.

On August 11, 2020, the underwriters purchased 2,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25.0 million. Simultaneously with the sale of the Over-Allotment Units, the Company consummated a private sale (the “Over-Allotment Private Placement”) of an additional 333,333 Private Placement Warrants to the sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $0.5 million.

Following the closing of the Initial Public Offering, a total of $300.0 million, consisting of the net proceeds of the Initial Public Offering, the Private Placement, the partial exercise of the Over-Allotment Option and the Over-Allotment Private Placement, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined above) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Company’s Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24- month time period.

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 6, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 10, 2020 and August 13, 2020. The interim results for the period from June 2, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results to be expected for the period from June 2, 2020 (inception) through December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statements declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of June 30, 2020, the Company had no cash and a working capital deficit of $17,565.

Prior to the completion of the Initial Public Offering (Note 3) and the Private Placement (Note 4), the Company’s liquidity needs had been satisfied through the sponsor’s payment of $25,000 of the Company’s liabilities in exchange for the issuance of the Founder Shares, and a promissory note (the “Note”) issued by the sponsor (Note 5). As of June 30, 2020, the Company had $3,654 outstanding under the Note. The Company repaid the Note on August 7, 2020.

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Deferred offering costs amounting to $16.8 million were charged to stockholders’ equity upon the completion of the Initial Public Offering and the partial exercise of the Over-Allotment Option.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. This number excludes 406,250 shares of Class B common stock that are potentially subject to forfeiture as a result of the underwriters’ partial exercise of their Over-Allotment Option on August 11, 2020 (see Note 3). At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On August 7, 2020, the Company consummated the Initial Public Offering of 27,500,000 Units at $10.00 per Unit, generating gross proceeds of $275.0 million, and incurring offering costs of approximately $15.5 million, inclusive of approximately $9.6 million in deferred underwriting commissions. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Additionally, the Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On August 11, 2020, the underwriters purchased 2,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25.0 million. If the underwriters do not exercise the remaining portion of their Over-Allotment Option (1,625,000 Over-Allotment Units), the initial stockholders will forfeit 406,250 shares which would be returned resulting in the initial stockholders holding an aggregate of 7,500,000 shares of Class B common stock. The shares forfeited by the initial stockholders would be cancelled by the Company.

Including the partial exercise of the Over-Allotment Option, there were an aggregate of 30,000,000 Units sold to-date, generating total gross proceeds of $300.0 million.

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,000,000 Private Placement Warrants to the sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7.5 million.

On August 11, 2020, simultaneously with the sale of the Over-Allotment Units discussed in Note 3, the Company consummated a private sale (the “Over-Allotment Private Placement”) of an additional 333,333 Private Placement Warrants to the sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $0.5 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the sponsor was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees.

The sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5—Related Party Transactions

Founder Shares

On June 4, 2020, Pendrell Corporation (“Pendrell”) paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). Pendrell transferred such shares to the sponsor on June 9, 2020. In July 2020, the sponsor transferred shares to its independent director nominees and various other directors, officers, employees and consultants of the Company and Pendrell, in each case for approximately the same per-share price as initially paid by the Company’s sponsor. On August 4, 2020, the Company effected a effected a 1.1-for-1 common stock split (the “Stock Split”) resulting in 7,906,250 shares outstanding held as follows: 33,000 shares by each of Wayne Perry, Dennis Weibling and Cathleen A. Massey, its independent directors, 165,000 shares held by Craig O. McCaw, 110,000 shares held by Randy Russell, 88,000 shares held by R. Gerard Salemme, 44,000 shares held by Steve Ednie, 262,900 shares held by other directors, officers, employees and consultants of Pendrell, and 7,137,350 shares held by the sponsor. The initial stockholders have agreed to forfeit up to 1,031,250 Founder Shares to the extent that the Over-Allotment Option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the Over-Allotment Option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 3).

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Related Party Loans

On June 4, 2020, Pendrell agreed to loan the Company an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Pendrell assigned the Note to the sponsor on June 9, 2020, which assumed all obligations thereunder. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the completion of the Initial Public Offering. At June 30, 2020, the Company had $3,654 outstanding under the Note. The loan was repaid upon the closing of the Initial Public Offering out of the $1.0 million of offering proceeds that has been allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2020, the Company did not have any borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company has entered into an agreement that provides that, subsequent to the closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay the sponsor a total of $10,000 per month for office space, secretarial and administrative services.

The sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the sponsor, officers, directors or their affiliates.

Note 6—Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statement. The registration rights agreement does not provide for any maximum cash penalties nor any penalties connected with delays in registering the Company’s Class A common stock.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $6.0 million in the aggregate, upon the closing of the Initial Public Offering and the partial exercise of the Over-Allotment Option. In addition, $0.35 per unit, or approximately $10.5 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In June 2020, the Company issued 7,187,500 shares of Class B common stock. On August 4, 2020, the Company effected a Stock Split resulting in 7,906,250 shares of Class B common stock outstanding. The 7,906,250 shares of Class B common stock outstanding include an aggregate of up to 1,031,250 shares of Class B common stock that are subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ Over-Allotment Option is not exercised in full, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (see Note 3).

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020, there were no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an  effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 10 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sales price of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through September 17, 2020, the date the unaudited condensed financial statements were issued. Other than as described in these financial statements in relation to the Company’s Initial Public Offering and related transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Holicity Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Pendrell Holicity Holdings Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Registration Statement on Form S-1 (Registration No. 333-239926) filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on June 2, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination utilizing cash from the proceeds of the Initial Public Offering, the partial exercise of the Over-Allotment Option and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to initially focus our search on identifying a prospective target business in the technology, media and telecommunications (“TMT”) industries in the United States and other developed countries. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on August 4, 2020. On August 7, 2020, we consummated the Initial Public Offering of 27,500,000 Units at a price of $10.00 per Unit, at $10.00 per Unit, generating gross proceeds of $275.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,000,000 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $7.5 million.

On August 11, 2020, the underwriters purchased 2,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25.0 million. Simultaneously with the sale of the Over-Allotment Units, we consummated a private sale (the “Over-Allotment Private Placement”) of an additional 333,333 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $0.5 million.

Following the Initial Public Offering, the partial exercise of the Over-Allotment Option and the sale of the Private Placement Warrants, a total of $300.0 million was placed in the Trust Account and we had $1.7 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $16.8 million in transaction costs, including $6.0 million of underwriting fees, $10.5 million of deferred underwriting fees and $0.3 million of other costs.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 7, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 2, 2020 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 2, 2020 (inception) through June 30, 2020, we had a net loss of $1,369, which consisted of formation costs.

Liquidity and Capital Resources

As of June 30, 2020, we had no cash and a working capital deficit of $17,565.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the Sponsor’s payment of $25,000 of our liabilities in exchange for the issuance of the Founder Shares, and a promissory note (the “Note”) issued by the Sponsor. As of June 30, 2020, we had $3,654 outstanding under the Note. We repaid the Note on August 7, 2020.

Subsequent to the period covered by this Quarterly Report, on August 7, 2020, we consummated the Initial Public Offering of 27,500,000 Units at a price of $10.00 per Unit, at $10.00 per Unit, generating gross proceeds of $275.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,000,000 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $7.5 million.

On August 11, 2020, the underwriters purchased 2,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25.0 million. Simultaneously with the sale of the Over-Allotment Units, we consummated a private sale (the “Over-Allotment Private Placement”) of an additional 333,333 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $0.5 million.

Following the Initial Public Offering, the partial exercise of the Over-Allotment Option and the sale of the Private Placement Warrants, a total of $300.0 million was placed in the Trust Account and we had $1.7 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $16.8 million in transaction costs, including $6.0 million of underwriting fees, $10.5 million of deferred underwriting fees and $0.3 million of other costs.

We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on August 4, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or our liquidation.

Registration Rights

The holders of Founder Shares, Private Placement Warrants, and securities that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement dated as of August 4, 2020. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,125,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The underwriters exercised a portion of their Over-Allotment Option on August 11, 2020.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $6.0 million in the aggregate, upon the closing of the Initial Public Offering and the partial exercise of the Over-Allotment Option. In addition, $0.35 per unit, or approximately $10.5 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Registration Statement filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 4, 2020, Pendrell Corporation (“Pendrell”) paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 7,187,500 shares of our Class B common stock, par value $0.0001 per share. Pendrell transferred such shares to the Sponsor on June 9, 2020. In July 2020, the Sponsor transferred shares to its independent director nominees and various other directors, officers, employees and consultants of the Company and Pendrell, in each case for approximately the same per-share price as initially paid by our Sponsor. On August 4, 2020, we effected a effected a 1.1-for-1 common stock split (the “Stock Split”) resulting in 7,906,250 shares outstanding The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 7, 2020, we consummated the Initial Public Offering of 27,500,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $27.5 million. Deutsche Bank Securities Inc. and BofA Securities, Inc. acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239926). The Securities and Exchange Commission declared the registration statement effective on August 4, 2020.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,000,000 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $7.5 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On August 11, 2020, the underwriters purchased 2,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25.0 million. The securities were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239926).

Simultaneously with the sale of the Over-Allotment Units, we consummated a private sale (the “Over-Allotment Private Placement”) of an additional 333,333 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $0.5 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Following the Initial Public Offering, the partial exercise of the Over-Allotment Option and the sale of the Private Placement Warrants, a total of $300.0 million was placed in the Trust Account and we had $1.7 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.

We paid a total of $6.0 million in underwriting fees and $0.3 million for other costs and expenses related to the Initial Public Offering and the partial exercise of the Over-Allotment Option. In addition, the underwriters agreed to defer up to $10.5 million in underwriting fees.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLICITY INC.
(Registrant)

Date: September 17, 2020	By:	/s/ Steve Ednie
Steve Ednie
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer