Form 10-Q
period 2020-09-30
Holicity Inc.
filed 2020-11-04
CIK 1814329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 4, 2020, 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

HOLICITY INC.

FORM 10-Q

For the Quarter Ended September 30, 2020

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):	1
	Condensed Balance Sheet as of September 30, 2020	1
	Condensed Statements of Operations for the three months ended September 30, 2020 and for the period from June 2, 2020 (inception) through September 30, 2020	2
	Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2020 and for the period from June 2, 2020 (inception) through September 30, 2020	3
	Condensed Statement of Cash Flows for the period from June 2, 2020 (inception) through September 30, 2020	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
Signatures		23

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HOLICITY INC.

CONDENSED BALANCE SHEET

September 30, 2020

(Unaudited)

ASSETS:
Current assets:
Cash	$1,360,725
Prepaid expenses	263,227
Total current assets	1,623,952
Marketable securities held in trust account	300,007,109
Total Assets	$301,631,061

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accrued expenses	$140,289
Total current liabilities	140,289
Deferred underwriting fee payable	10,500,000
Total Liabilities	10,640,289
Commitments and Contingencies
Class A common stock subject to possible redemption, 28,599,077 shares at $10.00 per share redemption value	285,990,770
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; 1,400,923 issued and outstanding (excluding 28,599,077 shares subject to possible redemption)	140
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	5,148,768
Accumulated deficit	(149,656)
Total Stockholders’ Equity	5,000,002
Total Liabilities and Stockholders’ Equity	$301,631,061

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLICITY INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the period from June 2, 2020 (inception) through September 30,
	2020	2020

General and administrative expenses	$155,396	$156,765
Loss from operations	(155,396)	(156,765)

Other income:
Interest earned on marketable securities held in Trust Account	7,109	7,109
Loss before provision for income taxes	(148,287)	(149,656)
Provision for income taxes	—	—
Net loss	$(148,287)	$(149,656)

Weighted average shares of Class A redeemable common stock outstanding	30,000,000	30,000,000
Basic and diluted net income per share, Class A	$—	$—

Weighted average shares of Class B non-redeemable common stock outstanding	7,500,000	7,500,000
Basic and diluted net loss per share, Class B	$(0.02)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLICITY INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2020 and for the period from June 2, 2020 (inception) through September 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – June 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Pendrell	—	—	7,906,250	791	24,209	—	25,000

Net loss	—	—	—	—	—	(1,369)	(1,369)

Balance – June 30, 2020	—	—	7,906,250	791	24,209	(1,369)	23,631

Sale of 30,000,000 Units, net of underwriting discount and offering expenses	30,000,000	3,000	—	—	283,112,428	—	283,115,428

Sale of 5,333,333 Private Placement Warrants	—	—	—	—	8,000,000	—	8,000,000

Forfeiture of Class B common stock(1)	—	—	(406,250)	(41)	41	—	—

Common stock subject to possible redemption	(28,599,077)	(2,860)	—	—	(285,987,910)	—	(285,990,770)

Net loss	—	—	—	—	—	(148,287)	(148,287)

Balance – September 30, 2020	1,400,923	$140	7,500,000	$750	$5,148,768	$(149,656)	$5,000,002

(1)	Shares forfeited as a result of the partial exercise of the underwriters’ Over-Allotment Option so that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares. The shares forfeited have been cancelled by the Company (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLICITY INC.

CONDENSED STATEMENT OF CASH FLOWS

For the period from June 2, 2020 (inception) through September 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(149,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,109)
Formation costs paid by Sponsor	3,581
Changes in operating assets and liabilities:
Prepaid expenses	(238,677)
Accrued expenses	70,289
Net cash used in operating activities	(321,572)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000
Proceeds from sale of Private Placement Warrants	8,000,000
Repayment of promissory note – related party	(157,089)
Payment of offering costs	(160,614)
Net cash provided by financing activities	301,682,297

Net Change in Cash	1,360,725
Cash – Beginning of period	—
Cash – End of period	$1,360,725

Non-Cash financing activities:
Initial classification of common stock subject to redemption	$285,990,770
Deferred underwriting fee payable	10,500,000
Offering costs paid directly by Pendrell in exchange for issuance of Class B common stock	25,000
Payment of offering costs through promissory note – related party	128,958

The accompanying notes are an integral part of the unaudited condensed financial statements.

Holicity Inc.

Notes to Condensed Financial Statements

September 30, 2020

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

All activity for the period from June 2, 2020 (inception) through September 30, 2020 relates to the Company’s formation, its Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2020. On August 7, 2020, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units” and the shares of Class A common stock included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $275.0 million.

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

On August 11, 2020, the underwriters purchased 2,500,000 in a partial exercise of their option to purchase additional Units (the “Over-Allotment Units”) to cover over-allotments (the “Over-Allotment Option”). The Over-Allotment Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25.0 million. Simultaneously with the sale of the Over-Allotment Units, the Company consummated a private sale (the “Over-Allotment Private Placement”) of an additional 333,333 Private Placement Warrants to the sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $0.5 million.

Transaction costs amounted to $16.9 million, consisting of $6.0 million of underwriting fees, $10.5 million of deferred underwriting fees and $0.4 million of other offering costs. At September 30, 2020, cash of $1.4 million was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company will have until August 7, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24- month time period.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The Company has selected December 31 as its fiscal year end.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 6, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 10, 2020, August 13, 2020 and September 24, 2020. The interim results for the period from June 2, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period from June 2, 2020 (inception) through December 31, 2020 or for any future periods.

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

Liquidity and Capital Resources

As of September 30, 2020, the Company had $1.4 million of cash and working capital of $1.5 million.

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs amounting to $16.9 million were charged to stockholders’ equity upon the completion of the Initial Public Offering and the partial exercise of the Over-Allotment Option.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, there are 28,599,077 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

The Company’s currently taxable income primarily consists of interest income on the Trust Account less any franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2020 and for the period from June 2, 2020 (inception) through September 30, 2020, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended September 30, 2020 and for the period from June 2, 2020 (inception) through September 30, 2020 was 0%, which differs from the expected income tax rate due to the Company recording a full valuation allowance on its deferred tax assets as of September 30, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

Net loss per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and the Private Placement to purchase 15,333,333 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s condensed statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net loss per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $7,109 for both the three months ended September 30, 2020 and the period from June 2, 2020 (inception) through September 30, 2020 (net of applicable franchise and income taxes of approximately $47,000 for both the three months ended September 30, 2020 and the period from June 2, 2020 (inception) through September 30, 2020), by the weighted average number of Class A redeemable common stock for the period. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three months ended September 30,	For the period from June 2, 2020 (inception) through September 30,
	2020	2020
Class A Common Stock
Numerator: Earnings allocable to Class A common stock
Interest income	$7,109	$7,109
Income and franchise tax	(7,109)	(7,109)
Net Income	$-	$-
Denominator: Weighted average Class A common stock
Class A common stock, basic and diluted	30,000,000	30,000,000
Earnings per share/basic and diluted Class A common stock	$0.00	$0.00
Class B Common Stock
Numerator: Net loss less Class A common stock net income
Net loss	$(148,287)	$(149,656)
Class A common stock net income	-	-
Net loss	$(148,287)	$(149,656)
Denominator: Weighted average Class B common stock
Class B common stock, basic and diluted	7,500,000	7,500,000
Loss per share/basic and diluted Class B common stock	$(0.02)	$(0.02)

Note: for both the three months ended September 30, 2020 and the period from June 2, 2020 (inception) through September 30, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s common stockholders.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On August 7, 2020, the Company consummated the Initial Public Offering of 27,500,000 Units at $10.00 per Unit, generating gross proceeds of $275.0 million. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Additionally, the Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On August 11, 2020, the underwriters purchased 2,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25.0 million. The underwriters did not exercise the remaining portion of their Over-Allotment Option. As a result, the initial stockholders forfeited 406,250 shares, resulting in the initial stockholders holding an aggregate of 7,500,000 shares of Class B common stock. The shares forfeited by the initial stockholders were cancelled by the Company.

Including the partial exercise of the Over-Allotment Option, there were an aggregate of 30,000,000 Units sold to-date, generating total gross proceeds of $300.0 million.

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,000,000 Private Placement Warrants to the sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7.5 million.

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

Note 5—Related Party Transactions

Founder Shares

On June 4, 2020, Pendrell Corporation (“Pendrell”) paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). Pendrell transferred such shares to the sponsor on June 9, 2020. In July 2020, the sponsor transferred shares to its independent director nominees and various other directors, officers, employees and consultants of the Company and Pendrell, in each case for approximately the same per-share price as initially paid by the Company’s sponsor. On August 4, 2020, the Company effected a effected a 1.1-for-1 common stock split (the “Stock Split”) resulting in 7,906,250 shares outstanding held as follows: 33,000 shares by each of Wayne Perry, Dennis Weibling and Cathleen A. Massey, its independent directors, 165,000 shares held by Craig O. McCaw, 110,000 shares held by Randy Russell, 88,000 shares held by R. Gerard Salemme, 44,000 shares held by Steve Ednie, 262,900 shares held by other directors, officers, employees and consultants of Pendrell, and 7,137,350 shares held by the sponsor. On September 21, 2020, the sponsor forfeited 406,250 Founder Shares due to the partial exercise of the Over-Allotment Option by the underwriters so that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 3).

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

Related Party Loans

On June 4, 2020, Pendrell agreed to loan the Company an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Pendrell assigned the Note to the sponsor on June 9, 2020, which assumed all obligations thereunder. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the completion of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the $1.0 million of offering proceeds that was allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2020, the Company did not have any borrowings under the Working Capital Loans.

Administrative Services Agreement

 The Company entered into an agreement whereby, commencing on August 4, 2020 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, secretarial and administrative services. For both the three months ended September 30, 2020 and the period from June 2, 2020 (inception) through September 30, 2020, the Company incurred $18,710 in fees for these services.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might results from the outcome of this uncertainty.

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

Note 7—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2020, there were 1,400,923 shares of Class A common stock issued and outstanding, excluding 28,599,077 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In June 2020, the Company issued 7,187,500 shares of Class B common stock. On August 4, 2020, the Company effected a Stock Split resulting in 7,906,250 shares of Class B common stock outstanding. On September 21, 2020, the Company forfeited 406,250 shares of Class B common stock as a result of the partial exercise of the underwriters’ Over-Allotment Option so that the initial stockholders collectively own 20% (7,500,000 shares) of the Company’s issued and outstanding common stock (see Note 3).

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

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

Note 8 — Fair Value Measurements

At September 30, 2020, assets held in the Trust Account were comprised of $300,007,109 in money market funds which are invested in U.S. Treasury Securities. As of September 30, 2020, the Company had not withdrawn any of the interest earned on the Trust Account to pay franchise or income tax obligations.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$300,007,109

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 4, 2020, the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Following the Initial Public Offering, the partial exercise of the Over-Allotment Option and the sale of the Private Placement Warrants, a total of $300.0 million was placed in the Trust Account and we had $1.7 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $16.9 million in transaction costs, including $6.0 million of underwriting fees, $10.5 million of deferred underwriting fees and $0.4 million of other costs.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 2, 2020 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $148,287, which consists of operating costs of $155,396, offset by interest income on marketable securities held in the Trust Account of $7,109.

For the period from June 2, 2020 (inception) through September 30, 2020, we had a net loss of $149,656, which consists of operating costs of $156,765, offset by interest income on marketable securities held in the Trust Account of $7,109.

Liquidity and Capital Resources

As of September 30, 2020, we had $1.4 million of cash and working capital of $1.5 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the Sponsor’s payment of $25,000 of our liabilities in exchange for the issuance of the Founder Shares, and a promissory note (the “Note”) issued by the Sponsor. We repaid the Note on August 7, 2020.

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

Following the Initial Public Offering, the partial exercise of the Over-Allotment Option and the sale of the Private Placement Warrants, a total of $300.0 million was placed in the Trust Account and we had $1.7 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $16.9 million in transaction costs, including $6.0 million of underwriting fees, $10.5 million of deferred underwriting fees and $0.4 million of other costs.

As of September 30, 2020, we had marketable securities held in the Trust Account of $300,007,109. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the period from June 2, 2020 (inception) through September 30, 2020, cash used in operating activities was $321,572. Net loss of $149,656 was adjusted by interest earned on marketable securities held in the Trust Account of $7,109 and changes in operating assets and liabilities which used $168,388 of cash from operating activities, partially offset by formation costs paid by the Sponsor of $3,581.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

On August 7, 2020, we consummated the Initial Public Offering of 27,500,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $275.0 million. Deutsche Bank Securities Inc. and BofA Securities, Inc. acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239926). The Securities and Exchange Commission declared the registration statement effective on August 4, 2020.

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

We paid a total of $6.0 million in underwriting fees and incurred $0.4 million for other costs and expenses related to the Initial Public Offering and the partial exercise of the Over-Allotment Option. In addition, the underwriters agreed to defer up to $10.5 million in underwriting fees.

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

HOLICITY INC.
(Registrant)

Date: November 4, 2020	By:	/s/ Steve Ednie
Steve Ednie
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer