Form 10-K
period 2020-12-31
Holicity Inc.
filed 2021-03-12
CIK 1814329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-39426

HOLICITY INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1270303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2300 Carillon Point Kirkland, WA	98033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (425) 278-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.0001 per share	HOL	The Nasdaq Capital Market

Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	HOLUW	The Nasdaq Capital Market

Units, each consisting of one share of Class A Common Stock and one-third of one redeemable warrant	HOLUU	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020, the registrant’s securities were not publicly traded. The registrant’s units began trading on the Nasdaq Capital Market on August 5, 2020 and the registrant’s shares of Class A common stock began trading on the Nasdaq Capital Market on September 25, 2020. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on December 31, 2020, as reported on the Nasdaq Capital Market, was approximately $303,300,000.

As of March 12, 2021, there were 30,000,000 shares of Class A common stock and 7,500,000 shares of Class B common stock of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Astra Space, Inc., or any other initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

ii

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “report”), or the context otherwise requires, references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Initial Public Offering” are to the initial public offering of our units, each unit consisting of one share of our Class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder to purchase one share of Class A common stock, which was consummated on August 7, 2020;

●	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to the Initial Public Offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“Pendrell” is to Pendrell Corporation, a Washington corporation and the parent of our sponsor;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the Initial Public Offering; and

●	“public shares” are to shares of Class A common stock sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“sponsor” are to X-icity Holdings Corporation (formerly Pendrell Holicity Holdings Corporation), a Washington corporation;

●	“we,” “us,” “company” or “our company” are to Holicity Inc.

iii

PART I

Item 1. Business

Introduction

We are a blank check company formed under the laws of the State of Delaware on June 2, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this report as our “Business Combination”. We intend to effectuate our Business Combination utilizing cash from the proceeds of the Initial Public Offering, the partial exercise of the Over-Allotment Option and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we initially focused our search on identifying a prospective target business in the technology, media and telecommunications (“TMT”) industries in the United States and other developed countries. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our board of directors unanimously approved a business combination agreement, dated February 2, 2021, by and among us, Holicity Merger Sub Inc., our wholly owned subsidiary (“Merger Sub”), and Astra Space, Inc., a Delaware corporation (“Astra”) (as it may be amended and/or restated from time to time, the “Astra Agreement”). If the Business Combination Agreement is adopted by our stockholders and the transactions under the Business Combination Agreement are consummated, Merger Sub will merge with and into Astra with Astra surviving the merger as our wholly owned subsidiary (the “Astra Merger”). In addition, in connection with the consummation of the Astra Merger, our company will be renamed “Astra Space, Inc.” and is referred to herein as “New Astra” as of the time following such change of name. See “Proposed Astra Merger” below for more detail on this transaction. If the Astra Merger is not approved or completed for any reason, we will continue to seek another Business Combination as described herein.

Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions of the respective parties, including the approval of the Business Combination Agreement, the Business Combination and certain other actions related thereto by the Company’s stockholders, certain approvals or other determinations from regulatory authorities, as applicable, and the availability of a minimum amount of cash in the Trust Account (and/or from other specified sources, if necessary), after giving effect to redemptions by the Company’s public stockholders, if any.

Other than as specifically discussed, this report does not assume the closing of the Astra Merger.

Our Mission

We seek to capitalize on the experience of our co-Founders, Craig McCaw and Randy Russell, who together have nearly 70 years of combined operating, investing and financing experience. Mr. McCaw’s skills as a serial entrepreneur across public and private markets, and Mr. Russell’s experience as a senior investment banker and trusted advisor to a broad range of companies and c-suite executives in the Telecommunications, Media and Technology (“TMT”) industry and leading private equity firms, represent a compelling combination. We believe our Founders’ distinctive and complementary backgrounds can facilitate a positive, transformational outcome in an initial business combination.

Opportunities for a potential business combination will be developed through our multi-decade relationships and proprietary network of corporate executives, family offices, financial sponsors, investment bankers, private investors, and strategic advisors. We intend to be proactive and highly selective in sourcing potential targets. We are focusing our efforts on opportunities where our founders’ strategic vision, operating expertise, deep relationships, and capital markets experience can be catalysts to enhance the growth, competitive position and financial upside in an initial business combination. We intend to identify and execute an initial business combination within the TMT industry in the United States and other developed countries, although we may pursue targets in any business, industry, sector or geographical location.

We believe that our management team is well positioned to identify attractive business combination opportunities during a time of compelling industry and economic transformation. In seeking our initial business combination, we expect to favor a mix of targeted industry and business characteristics, which may include:

●	Attractive market and competitive dynamics

●	Compelling long-term growth prospects

●	Leadership in technology driven transformation

●	High barriers to entry for new entrants

●	Low or manageable risks of technological obsolescence

●	Defensible position in intellectual property

●	Strong recurring revenues

●	Attractive steady-state margins

●	High incremental margins

●	Opportunities for operational improvement

●	Opportunities for further consolidation

Competitive Advantages

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our founders and can benefit from their operational expertise. Our selection process will leverage our management teams’ broad and deep relationship network, unique industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through their extensive experience and demonstrated success in both investing in and operating businesses across a variety of industries, developing a distinctive combination of capabilities including:

●	a track record of building industry-leading companies and proven ability to deliver shareholder value over an extended time period with above-market-average investment returns that are multiples greater than comparable benchmarks;

●	a prolific acquisition history, having completed in excess of 100 transactions that have in sum contributed to such companies’ financial results and strategic position. This acquisition history has been executed using extensive deal sourcing and differentiated transaction execution/structuring capabilities;

●	experience deploying broad value creation strategies, including recruiting world-class talent and delivering operating efficiency by consistently exceeding synergy targets; and

●	an extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with transition to public ownership.

Upon completion of the Initial Public Offering, our founders are communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potential opportunities.

We intend to capitalize on the following competitive advantages in our pursuit of a target company:

Proactive and Proprietary Transaction Sourcing. Our management team believes that its market reputation, proactive approach to sourcing transactions, and extensive network of relationships provide proprietary investment opportunities. Our team’s deep industry expertise across numerous parts of the TMT industries and throughout the capital structure often make them a viable option for TMT companies seeking capital solutions. Our management team believes that it has an established record of generating proprietary investment opportunities resulting from original research. Within targeted sub-sectors, our management team analyzes current trends, develops investment theses and creates strategies for originating and evaluating investment opportunities. This research-oriented, data-intensive process allows us to proactively identify trends, find opportunities and execute transactions ahead of potential competitors. Additionally, given Mr. McCaw’s long track record and reputation in the communications services sector as well as his broad and diverse network, there is significant potential to source new opportunities that may not be broadly marketed.

Execution and Structuring Capability. Our management team believes that its industry expertise and reputation allow it to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiation and documentation. Our team has experience investing in TMT assets throughout a company’s life cycle. In addition, complexity associated with TMT relationships and operating logistics are also well understood by the management team and provide for a broader opportunity set. Our management team believes that by focusing its investment activities on these types of transactions, it is able to generate investment opportunities that have attractive risk/reward profiles based on their valuations, structural characteristics and relatively low levels of financial leverage.

Broad and Extensive Experience in Both Public and Private Markets. Our management team boasts decades of combined operating, investing and financing experience across both public and private markets. Mr. McCaw has a long track record of investing across the TMT landscape, with over 65 transactions completed, representing approximately $35 billion in capital raised. Mr. Russell has close to 20 years of deal making experience as a trusted advisor to high profile c-suite executives, management teams and board of director’s members, participating in over $230 billion in public and private market transactions. We believe that this versatility of experience and complementary skills will allow our sponsor to identify companies that could make successful public market candidates and prepare them to make the transition to strong publicly-traded companies.

Significant Value-Add Capability The sector expertise and broad network of relationships of our management team allow it to add significant value after consummation of an initial transaction. We anticipate that our management team will be involved with a target company in a number of capacities, including: (i) assisting in setting strategic direction and priorities; (ii) designing specific performance improvement projects; (iii) helping to identify and recruit managers; (iv) advising on acquisition and financing transactions; (v) contributing market information; and (vi) developing a targeted investor relations program. Furthermore, our management team is also experienced in navigating complex regulatory issues that many companies in TMT businesses manage over time. Our management believes that its ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain central to its acquisition strategy.

Industry Opportunity

While we may acquire a business in any industry, our focus is on the TMT industries in the United States and other developed countries. We believe the TMT industries are attractive for a number of reasons:

Large Target Market. The TMT sector benefits from positive macroeconomic trends and substantial actionable targets of meaningful scale that fit our acquisition criteria. According to Thomson Reuters, from 2010 to 2019, the sector has benefited from robust M&A deal flow with over 550 transactions completed between $1 billion and $10 billion, with a cumulative deal volume of over $1 trillion.

We believe changes occurring within the TMT sector are propelling this strategic activity. For instance, technology advancements and over-the-top content providers have caused what we believe are massive shifts in the media sector as key players look to consolidate and scale in order to compete. Similarly, new technologies have reduced barriers to entry, introducing increased, low-cost competition, and the need for strategic actions to address growing structural challenges. Additionally, the telecommunications industry is facing significant consolidation and increased spending as the next generation of wireless and broadband technology nears. These critical themes in TMT, among many, provide what we believe is a strong environment for sourcing a differentiated opportunity and consummating a business combination.

Broad Universe of Potential Targets. We intend to focus our investment effort broadly across TMT industries. We believe that our investment and operating expertise in TMT across multiple industry verticals will give us a large, addressable universe of potential targets. The diversity of the target universe and the number of largely uncorrelated sub-sectors maximizes that likelihood that the management team will be able to identify and execute an attractive transaction.

Limited Competition. Our management team believes that the complexity of the TMT industries acts as a barrier to entry, requiring investors to have significant sector-specific knowledge and expertise to identify and appropriately analyze investment opportunities. Technical knowledge, an understanding of the regulatory landscape, complex valuation methodologies, specialized accounting treatments, and regulatory and political considerations may deter competition from generalist firms.

Favorable Trends. Total global TMT expenditure has grown at a pace substantially above the rate of inflation in the recent past, and this growth is projected to continue over the years to come, including an increasing pool of available services and economies those services provide and improved access to such services.

Business Combination Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will utilize our management teams’ extensive network of contacts, which provides access to differentiated deal flow and significant deal-sourcing capabilities and use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Middle-Market Businesses. We believe that the middle market segment provides the greatest number of opportunities for investment and is consistent with Pendrell’s historical investment history. This segment is where we believe we also have the strongest network to identify the greatest number of attractive opportunities and we believe the larger market capitalization and public float of the resulting company is more attractive to our investors.

●	Established Companies with Proven Track Records. We seek to acquire one or more established companies with consistent historical financial performance. We typically focus on companies with a history of strong operating and financial results and strong fundamentals. We do not intend to acquire start-up companies or companies without a path to long-term profitability.

●	Companies with Recurring and Embedded Revenue and Earnings Growth or Potential for Revenue and Earnings Growth. We seek to acquire one or more businesses that have achieved or have the potential for significant revenue and earnings growth through a combination of organic growth, synergistic add-on acquisitions, new product markets and geographies, increased production capacity, expense reduction and increased operating leverage.

●	Companies with, or with the Potential for, Strong Free Cash Flow Generation. We seek to acquire one or more businesses that already have, or have the potential to generate, consistent, stable and recurring free cash flow. We will focus on one or more businesses that have predictable revenue streams with high visibility.

●	Strong Competitive Position. We intend to focus on acquisition targets that have a leading, growing or niche market position in its industries. We will analyze the strengths and weaknesses of target businesses relative to their competitors. We will seek to acquire one or more businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.

●	Experienced Management Team. We seek to acquire one or more businesses with a complete, experienced management team that provides a platform for us to further develop the acquired business’s management capabilities. We seek to partner with a potential target’s management team and expect that the operating and financial abilities of our executive team and board will complement their own capabilities.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination and that any such business combination be approved by a majority of our independent directors. Both of these conditions will be satisfied with the proposed Astra Merger. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We may pursue an initial business combination opportunity jointly with the corporate parent of our sponsor, Pendrell, or one or more of its affiliates, which we refer to as an Affiliated Joint Acquisition. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. As described in “Astra Merger” below, Pendrell made a $10 million investment in Astra prior to the announcement of the Astra Merger. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our sponsor nor its affiliates have an obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition, as described above. However, we will only complete such business combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. We expect all of the funds released from the trust account to be used for payment of the consideration in connection with the Astra Merger.

Other than the proposed Astra Merger, we have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any other business combination target. Accordingly, there is no current basis for investors in our securities to evaluate the possible merits or risks of any target business other than Astra with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise. We will not need any such financing in connection with the Astra Merger.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Initial Business Combination Targets

Our management team has spent significant portions of their careers working with businesses in the TMT industries, and have developed a wide network of professional services contacts and business relationships in those industries. The members of our board of directors also have significant executive management and public company experience with TMT companies.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or any of its executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor or any of its executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a qualified independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Management—Conflicts of Interest,” if any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We anticipate that target business candidates will also be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other intermediaries. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for the Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors.

Financial Position

With funds available for a business combination initially in the amount of $300,000,000 (assuming no redemptions), after payment of $10,500,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, except with respect to the Astra Merger, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination.

Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	We issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

●	The issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going- private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) of, or Rule 10b-5 under, the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination.

As a result, we would need 11,250,000, or 37.5%, of the 30,000,000 public shares sold in the Initial Public Offering (including the partial exercise by the underwriters of their Over-Allotment Option) to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Astra Merger is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of the Initial Public Offering to complete our initial business combination. If we do not complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24- month time period.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 24 months from the closing of the Initial Public Offering. However, if our initial stockholders, sponsor or management team acquired public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,000,000 from the proceeds of the Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount.

Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.

The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we are not complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem its shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers: Craig McCaw, Randy Russell and Steve Ednie. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Proposed Astra Merger

Our board of directors has unanimously approved a business combination agreement, dated February 2, 2021, by and among us, Holicity Merger Sub Inc., a wholly owned subsidiary of Holicity (“Merger Sub”), and Astra Space, Inc., a Delaware corporation (“Astra”) (as it may be amended and/or restated from time to time, the “Astra Merger Agreement”). If the Astra Merger Agreement is adopted by our stockholders and the transactions under the Astra Merger Agreement are consummated, Merger Sub will merge with and into Astra with Astra surviving the merger as our wholly owned subsidiary (the “Astra Merger”). In addition, in connection with the consummation of the Astra Merger, Holicity will be renamed “Astra Space, Inc.” and is referred to herein as “New Astra” as of the time following such change of name.

Astra was formed in 2014. Its mission is to launch a new generation of space services to improve life on Earth. These services are enabled by new constellations of small satellites in low earth orbit (“LEO”), which have rapidly become smaller, cheaper, and many times more numerous than legacy satellites. Launch vehicles, however, have not evolved in the same way – most rockets remain focused on serving legacy satellites and human spaceflight missions. As a result, it believes existing launch vehicles are too large, expensive, infrequently launched, and insufficiently responsive to meet the needs of new LEO constellations.

Astra aims to solve this problem with the world’s first mass-produced dedicated orbital launch system. Its system consists of a small launch vehicle and mobile ground infrastructure that can fit inside standard shipping containers for rapid deployment anywhere in the world. Its rocket requires a launch site with little more than a concrete pad and only six Astra employees on-site, leveraging its highly automated launch operations, and its production system is designed to scale efficiently to hundreds of launches per year. Astra’s rocket’s payload capacity is tailored for the needs of modern LEO satellite constellations, allowing precise and rapid placement of individual satellites in their required orbits. Astra believes this makes its system more responsive and affordable than other launch alternatives for thousands of LEO satellites planned in the coming decade.

 Under the Astra Merger Agreement, we have agreed to acquire all of the outstanding equity interests of Astra for approximately $2.03 billion in aggregate consideration. Astra stockholders will receive consideration in the form of shares of common stock of New Astra.

Furthermore, we entered into subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase immediately prior to the Closing an aggregate of 20,000,000 shares of our Class A common stock at a purchase price of $10.00 per share. In connection with the Closing, all of the issued and outstanding shares of our Class A common stock, including the shares of our Class A common stock issued to the PIPE Investors, will be exchanged, on a one-for-one basis, for shares of New Astra Class A common stock.

Immediately prior to the Effective Time, each share of Astra Class A common stock held by Chris Kemp (“Kemp”) and Adam London (“London”) (each an “Astra Founder” and together the “Astra Founders”) that is issued and outstanding as of such time shall automatically convert into one (1) share of Astra Class B common stock in accordance with an exchange agreement dated prior to the Effective Time between Astra and each Astra Founder. In addition, immediately prior to the Effective Time, each share of our Class B common stock that is issued and outstanding as of such time shall automatically convert in accordance with the terms of Holicity’s Certificate of Incorporation into one (1) share of our Class A common stock, all of the shares of our Class B common stock converted into shares of our Class A common stock shall no longer be outstanding and shall cease to exist, and each holder of our Class B common stock shall thereafter cease to have any rights with respect to such securities.

At the Effective Time of the Astra Merger (the “Effective Time”), the stock consideration to be issued to (i) the then current holders of stock in Astra (other than the holders of Astra Class B common stock or Astra Founders preferred stock) will be in the form of Class A common stock of New Astra (“New Astra Class A common stock”) and (ii) the Astra Founders will be in the form of shares of Class B common stock of New Astra (“New Astra Class B common stock”). The consummation of the Astra Merger is conditioned upon, among other things, our having an aggregate cash amount of at least $250 million available at Closing from the Trust Account and PIPE Investors (the “Minimum Cash Condition”) (though this condition may be waived by Astra).

At the Effective Time, each outstanding option to purchase shares of Astra common stock (each an “Astra option”) that is outstanding and unexercised, whether or not then vested or exercisable, will be assumed by New Astra and will be converted into an option to acquire shares of Class A common stock of New Astra with the same terms and conditions as applied to the Astra option immediately prior to the Effective Time (a “New Astra option”); provided that the number of shares underlying such New Astra option will be determined by multiplying the number of shares of Astra common stock subject to such option immediately prior to the Effective Time, by the ratio determined by dividing the per share merger consideration value by $10.00 (the product being the “Exchange Ratio”), which product shall be rounded down to the nearest whole number of shares, and the per share exercise price of such New Astra option will be determined by dividing the per share exercise price immediately prior to the Effective Time by the Exchange Ratio, which quotient shall be rounded down to the nearest whole cent.

At the Effective Time, each warrant to purchase shares of Astra’s capital stock (each an “Astra warrant”) that is issued and outstanding immediately prior to the Effective Time and not terminated pursuant to its terms will be converted into a warrant to acquire shares of Class A common stock of New Astra with the same terms and conditions as applied to the Astra warrant immediately prior to the Effective Time (a “New Astra warrant”); provided that the number of shares underlying such New Astra warrant will be determined by multiplying the number of shares of Astra common stock subject to such warrant immediately prior to the Effective Time, by the Exchange Ratio, which product shall be rounded down to the nearest whole number of shares, and the per share exercise price of such New Astra warrant will be determined by dividing the per share exercise price immediately prior to the Effective Time by the Exchange Ratio, which quotient shall be rounded down to the nearest whole cent.

Immediately prior to the Effective Time, each unvested restricted share of Astra common stock and each unvested restricted stock unit of Astra common stock (each an “Astra restricted share”) will become immediately vested and the holder will be entitled to receive the applicable per share merger consideration, less applicable tax withholding, if any.

Class B common stock of New Astra will have the same economic terms as the Class A common stock of New Astra, but the Class B common stock will have ten (10) votes per share. The New Astra Class B common stock will be subject to a “sunset” provision if the Astra Founders and other qualified holders of Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of New Astra Class B common stock collectively held by the Astra Founders and their permitted transferees as of the Effective Time of the Astra Merger.

The total maximum number of shares of New Astra Class A common stock expected to be issued at the Closing of the Astra Merger is approximately 201,277,817, assuming no redemptions. The total number of shares of New Astra Class B common stock expected to be issued at the Closing of the Astra Merger is approximately 59,222,183. Holders of shares of Astra capital stock will hold, in the aggregate approximately 78% of the issued and outstanding shares of New Astra common stock immediately following the Closing of the Astra Merger and the Astra Founders are expected to have approximately 75% of the combined voting power of New Astra. Accordingly, immediately following the Closing of the Astra Merger, the holders of New Astra Class common stock and one or more of their permitted transferees will control New Astra and New Astra will be a controlled company within the meaning of Nasdaq’s corporate governance standards. For a description of the exemptions from Nasdaq’s corporate governance standards that are available to controlled companies, please see the section entitled “New Astra Management After the Astra Merger — Controlled Company Exemption”

Immediately prior to the Effective Time of the Astra Merger, each of the currently issued and outstanding shares of our Class A common stock will automatically convert, on a one-for-one basis, into shares of New Astra Class A common stock in accordance with the terms of the Current Charter.

Our units, Class A common stock and public warrants are publicly traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “HOLUU”, “HOL” and “HOLUW”, respectively. We intend to apply to list the New Astra Class A common stock and public warrants on Nasdaq under the symbols “ASTR” and “ASTR WS”, respectively, upon the Closing of the Astra Merger. New Astra will not have units traded following Closing of the Astra Merger.

We will hold a special meeting of stockholders (the “Special Meeting”) to consider matters relating to the Astra Merger. We cannot complete the Astra Merger unless our stockholders consent to the approval of the Astra Merger Agreement and the transactions contemplated thereby. We will send to our stockholders a proxy statement/prospectus to ask them to vote in favor of these and the other matters described in such proxy statement/prospectus.

Item 1A. Risk Factors.

You should carefully consider all of the following risk factors and all of the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete. Please see the section entitled “Proposed Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Immediately following the completion of the Initial Public Offering, our initial shareholders owned 20% of our outstanding common stock, excluding the private placement shares underlying the private placement units. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 11,250,000, or 37.5%, of the 30,000,000 public shares sold in the Initial Public Offering (including the partial exercise by the underwriters of their Over-Allotment Option) to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months from the closing of the Initial Public Offering, or August 7, 2022, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the Initial Public Offering, or August 7, 2022. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within 24 months from the closing of the Initial Public Offering, or August 7, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within 24 months from the closing of the Initial Public Offering, or August 7, 2022. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business—Permitted purchases of our securities” for a description of how our sponsor, directors, executive officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this this Form 10-K entitled “Proposed Business—Submitting Stock Certificates in Connection with Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we do not complete an initial business combination within 24 months from the closing of the Initial Public Offering, or August 7, 2022, is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then- existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the Initial Public Offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholder’s equity would generally be required to be at least $5,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common stock and warrants are listed on Nasdaq, and qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8- K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “Proposed Business—Comparison of the Initial Public Offering to Those of Blank Check Companies Subject to Rule 419.”

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of the offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering, only $1,000,000 was made available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 24 months following the Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrantholders who choose to remain stockholders or warrantholders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrantholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to this Form 10-K, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering; and (iii) absent an initial business combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.

The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we are not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution.

We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.

 Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless. If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.

We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time.

However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. If holders exercise their warrants on a cashless basis, the number of shares of Class A common stock that you will receive upon such cashless exercise will be based on a formula subject to a maximum amount of shares of 0.361 shares of Class A common stock per warrant (subject to adjustment).

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold than they would have upon a cash exercise.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Initial Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than shares of Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use its commercially reasonable efforts to register the issuance of the security underlying the warrants within fifteen business days of the closing of an initial business combination.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to an agreement entered into concurrently with the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or its permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrantholders who choose to remain stockholders or warrantholders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrantholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may face risks related to businesses in the TMT industries.

Business combinations with businesses in the TMT industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	if we do not develop successful new products or improve existing ones, our business will suffer;

●	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

●	we face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

●	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

●	if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

●	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

●	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

●	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

●	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;

●	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior; and

●	disruption or failure of our networks, systems or technology as a result of misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses is not be limited to the TMT industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Past performance by our management team or their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates, or businesses associated with them, is presented for informational purposes only. Past performance by such individuals and entities is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team or their affiliates or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek business combination opportunities in industries outside of the TMT industries (which industries may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying business combination candidates in the TMT industries in the United States (including candidates based in the United States which may have operations or opportunities outside the United States) or other developed countries, and we will not initially actively seek to identify business combination candidates in other industries (which industries may be outside our management’s area of expertise), we will consider a business combination outside of the TMT industries if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the TMT industries after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we may not adequately ascertain or assess all of the risks. An investment in our units may ultimately prove to be less favorable to investors in our securities than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue a business combination outside of the TMT industries, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the TMT industries would not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.

After the Initial Public Offering (and the partial exercise of the underwriters’ Over-Allotment Option), there were 170,000,000 and 12,500,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares in connection with the redemption of our warrants as described in “Description of Securities –Redeemable Warrants—Public Stockholders’ Warrants – Redemption of Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds $10.00” or shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein.

However, our amended and restated certificate of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the Initial Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in our securities;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrantholders who choose to remain stockholders or warrantholders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrantholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management—Officers, Directors and Director Nominees.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Officers, Directors and Director Nominees,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so or we may acquire a target business through an Affiliated Joint Acquisition. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor and its executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, and its executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor or its executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On June 4, 2020, Pendrell purchased an aggregate of 7,187,500 founder shares in exchange for payment of company liabilities of $25,000, or approximately $0.003 per share. Pendrell transferred such shares to our sponsor on June 9, 2020. In July 2020, our sponsor transferred 30,000 founder shares to each of Wayne Perry, Dennis Weibling and Cathleen A. Massey, our independent directors, 150,000 shares to Craig O. McCaw, 100,000 shares to Randy Russell, 80,000 shares to R. Gerard Salemme, 40,000 shares to Steve Ednie and 239,000 to other directors, officers, employees and consultants of Pendrell, in each case for approximately the same per-share price initially paid by our sponsor, resulting in our sponsor holding 6,488,500 founder shares. On August 4, 2020, the Company effectuated a 1.1-for-1 Class B common stock split resulting in an aggregate of 7,906,250 founder shares outstanding, of which 7,137,350 were held by our sponsor. Prior to the initial investment in the company of $25,000 by Pendrell, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 31,625,000 units if the underwriters’ Over-Allotment Option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering. 406,250 of the founder shares were forfeited due to the underwriters’ partial exercise of the Over-Allotment Option so that the founder shares represent 20.0% of the Company’s issued and outstanding shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 5,333,333 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $8,000,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the private placement of warrants provided us with $300,000,000 that we may use to complete our initial business combination (after taking into account the $10,500,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time.

However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain our control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target business, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrantholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation will require us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of the Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A common stock during the 10 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (see “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of Warrants When the Price Per Shares of Class A Common Stock Equals or Exceeds $18.00” and “—Redemption of Warrants When the Price Per Shares of Class A Common Stock Equals or Exceeds $10.00”), and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price (see “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of Warrants When the Price Per Shares of Class A Common Stock Equals or Exceeds $10.00”). This may make it more difficult for us to consummate an initial business combination with a target business.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre- business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the Initial Public Offering may be amended without stockholder approval.

Each of the agreements related to the Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we give notice of redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our shares of Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our shares of Class A common stock. Please see “Description of Securities – Warrants – Public Stockholders’ Warrants – Redemption of Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us (except as set forth under “Description of Securities – Redeemable Warrants – Public Stockholders’ Warrants – Redemption of Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds $10.00”) so long as they are held by our initial stockholder or their permitted transferees.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

In connection with the Initial Public Offering (including the partial exercise by the underwriters of their Over-Allotment Option), we issued warrants to purchase 10,000,000 shares of our Class A common stock as part of the units offered and we issued in a private placement 5,333,333 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrantholder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”).

These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units, the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one-third of one redeemable warrant included in each unit could be challenged by the IRS or the courts. In addition, if we are determined to be a personal holding company for U.S. federal income tax purposes our taxable income would be subjected to an additional 20% federal income tax, which would reduce the net after-tax amount of interest income earned on the funds placed in our trust account. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units and of a redemption of warrants for Class A common stock are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. See the section titled “U.S. Federal Income Tax Considerations” for a summary of the principal U.S. federal income tax consequences of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 2300 Carillon Point, Kirkland, WA 98033. The cost for this space is included in the $10,000 per-month aggregate fee our sponsor charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “HOL,” “HOLUU” and “HOLUW,” respectively. Our units commenced public trading on August 5, 2020, and our Class A common stock and warrants commenced separate public trading on September 25, 2020.

Holders

On March 10, 2021, there was one (1) holder of record of our units, one (1) holder of record of Holicity Class A common stock, nineteen (19) holders of record of Holicity Class B common stock and two (2) holders of record of our public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Holicity Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Recent Developments

On February 2, 2021, we entered into a business combination agreement by and among Holicity, Holicity Merger Sub Inc., our wholly-owned subsidiary (“Merger Sub”), and Astra Space, Inc. (“Astra”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”). The business combination was unanimously approved by our board of directors (the “Board”) on January 29, 2021. If the Business Combination Agreement is approved by our stockholders and Astra’s stockholders, and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Astra with Astra surviving the merger as our wholly-owned subsidiary (the “Astra Merger”). In addition, in connection with the consummation of the Astra Merger (the “Closing”), we will be renamed “Astra Space, Inc.” and are referred to herein as “New Astra” as of the time following such change of name.

Pursuant to the Business Combination Agreement, we agreed to acquire all of the outstanding equity interests of Astra for approximately $2.03 billion in aggregate consideration to be paid at the effective time of the Astra Merger (the “Effective Time”). The consideration for the Astra Merger will be paid through stock in New Astra as follows: each share of Astra common stock and each share of preferred stock of Astra (“Astra Preferred Stock”) that is issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares of Astra common stock held in the treasury of Astra immediately prior to the Effective Time) shall be converted into the right to receive, with respect to any Astra Class A common stock or Astra Preferred Stock issued and outstanding immediately prior to the Effective Time, a number of shares of our Class A common stock equal to the “Per Share Merger Consideration Value” divided by $10.00 per share, where the “Per Share Merger Consideration Value” is (a)(x) $2,030,000,000.00 plus (y) the aggregate exercise price of all of the options to purchase shares of Astra common stock (“Astra Options”) and warrants to purchase shares of Astra common stock (“Astra Warrants”) described in the Business Combination Agreement divided by (b) the number of all outstanding shares, as of the date hereof, of Astra common stock (including (A) shares of Astra common stock issuable upon conversion of the Astra Preferred Stock outstanding on the date hereof, (B) any shares of Astra common stock issued or issuable upon the exercise of all Astra Options and Astra Warrants outstanding on the date of the Business Combination Agreement and (C) the vesting of Astra restricted shares outstanding as of the date of the Business Combination Agreement). Each share of Astra Class A common stock and each share of Astra Preferred Stock that is issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares of Astra Class A common stock held in the treasury of Astra immediately prior to the Effective Time) shall be converted into the right to receive a number of shares of our Class A common stock equal to (i) the Per Share Merger Consideration Value, divided by (ii) $10.00 per share and each share of Astra Class B common stock and each share of Founders Preferred Stock of Astra (other than dissenting shares and shares of Astra Class B common stock held in the treasury of Astra immediately prior to the Effective Time) shall be converted into the right to receive a number of shares our Class B Common Stock equal to (i) the Per Share Merger Consideration Value, divided by (ii) $10.00 per share.

Pursuant to the Business Combination Agreement, at the Effective Time, (i) each Astra Option that is outstanding and unexercised immediately prior to the Effective Time shall be assumed and converted into a newly issued option exercisable for Class A common stock of New Astra, (ii) each Astra Warrant that is issued and outstanding immediately prior to the Effective Time and has not been terminated pursuant to its terms will be assumed and converted into a warrant exercisable for Class A common stock of New Astra on the same terms and conditions as applied to the existing Astra Warrants, and (iii) in respect of each unvested share of restricted stock or restricted stock unit that is unvested immediately prior to the effective time of the Astra Merger (A) each share of restricted stock or restricted stock unit (other than those held by an individual who has waived the right to accelerate the vesting of such stock or stock unit) will become immediately vested and the holder will be entitled to receive the applicable per share merger consideration, less applicable tax withholding, if any and (B) each share of restricted stock or restricted stock unit held by an individual who has waived the right to accelerate the vesting of such stock or stock unit will be cancelled and converted into restricted shares of New Astra stock, subject to the same terms and conditions as the Astra awards.

The shares of Class B common stock of New Astra will have the same economic terms as the shares of Class A common stock of New Astra, but the shares of Class B common stock of New Astra will have 10 votes per share, whereas the shares of Class A common stock will have one (1) vote per share. The outstanding shares of Class B common stock of New Astra will be subject to a “sunset” provision permitted whereby such shares of Class B common Stock of New Astra will automatically convert to shares of Class A common stock if the Founders and other qualified holders of Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of Class B common stock of New Astra collectively held by the Founders and their permitted transferees as of the Effective Time.

The closing of the Astra Merger is subject to certain customary conditions, including, among other things: (i) approval by our stockholders and Astra’s stockholders of the Business Combination Agreement, the Astra Merger and certain other actions related thereto; (ii) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as amended; (iii) the Company having at least $250 million of cash at the closing of the Astra Merger, consisting of cash held in its trust account and the aggregate amount of cash actually invested in (or contributed to) Holicity pursuant to the Subscription Agreements (as defined below), after giving effect to redemptions of public shares, if any, but before giving effect to the consummation of the closing of the Astra Merger and the payment of Astra’s and our outstanding transaction expenses as contemplated by the Business Combination Agreement; (iv) the shares of Class A common stock of New Astra to be issued in connection with the Astra Merger having been approved for listing on The Nasdaq Capital Market (“Nasdaq”) subject only to official notice of issuance thereof; (v) no material adverse effect, as defined in the Business Combination Agreement, has occurred with respect to Astra; and (vi) each Founder is employed by and devotes his full time and attention to Astra, and has not died or become disabled.

We intend to finance the Astra Merger in part with net proceeds from the initial public offering discussed below. Should the Astra Merger not be successful, the Company will continue to search for another business combination.

In addition to the Busines Combination Agreement, there are additional agreements in connection with the Astra Merger, including, among others, the Subscription Agreements, as described elsewhere on the Form 8-K that the Company filed with the SEC on February 2, 2021.

Initial Public Offering

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 2, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 2, 2020 (inception) through December 31, 2020, we had a net loss of $655,161, which consists of operating costs of $702,118, offset by interest income on marketable securities held in the Trust Account of $46,957.

Liquidity and Capital Resources

As of December 31, 2020, we had $1.0 million of cash and working capital of $0.9 million.

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

As of December 31, 2020, we had marketable securities held in the Trust Account of $300,046,957. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the period from June 2, 2020 (inception) through December 31, 2020, cash used in operating activities was $691,869. Net loss of $655,161 was adjusted by interest earned on marketable securities held in the Trust Account of $46,957 and changes in operating assets and liabilities which used $6,668 of cash from operating activities, partially offset by formation costs paid by the Sponsor of $3,581.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as a critical accounting policy:

Redeemable Shares of Class A Common Stock

All of the 30,000,000 shares of Class A common stock included in the Units sold as part of the Initial Public Offering contain a redemption feature as described in the prospectus for the public offering. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of Holicity Inc. require the security to be classified outside of permanent equity. Our amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. Holicity Inc. recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Craig McCaw	71	President, Chief Executive Officer and Director
Randy Russell	51	Chief Investment Officer
Steve Ednie	52	Chief Financial Officer and Secretary
R. Gerard Salemme	67	Director
Dennis Weibling	69	Director
Wayne Perry	71	Director
Cathleen A. Massey	63	Director

Craig McCaw serves as the Chairman and CEO of Holicity Inc. He is an industry pioneer, visionary investor, serial entrepreneur and deeply experienced operator with an extensive deal-making history. Over the course of his career, Mr. McCaw has founded, controlled, assembled and financed significant enterprises across cable, broadcast, cellular, fiber, satellite, communications technologies, intellectual property (digital rights management and memory technologies) and wireless broadband. As a pioneering investor, he has created numerous scaled public businesses in high-growth, competitive markets through rollups, acquisitions, mergers, both independently and in partnerships with other public corporations, and private equity firms.

Mr. McCaw has shown repeated foresight in identifying and investing in key trends that have shaped the global telecommunications, media and technology markets. In bringing vision into reality, Mr. McCaw has also consistently built cohesive executive teams and culture-led organizations to execute within competitive markets. He led companies including McCaw Cellular Communications, Nextel Communications and Clearwire that developed technologies and deployed assets underlying today’s wireless networks and bolstered the explosive growth in mobile services. Some of Mr. McCaw’s contributions to TMT innovation include: the advent and ubiquitous availability of wireless cellular and PCS networks, the evolution of local only mobile services to nation-wide long distance and nationwide roaming, the development of push-to-talk services, and the upgrade of early generations of wireless networks to 4G, which enabled the development of next-generation applications including rich mobile media and mobile broadband.

Today, Mr. McCaw is building Pendrell into an operating and financial investment platform where he serves as Chairman and co-CEO. Mr. McCaw also is Chairman and CEO of Eagle River Inc., a private equity firm he controls, as well as President of the COM Family Foundation which supports educational, environmental and international economic development. He is currently on the Global Advisory Board for Khan Academy, a non-profit educational organization founded in 2008, and a Global Board Member of The Nature Conservancy. Throughout his career, Mr. McCaw has served on a number of corporate and philanthropic boards including Conservation International, National Security Telecommunications Advisory Committee, The Academy of Achievement, Horatio Alger Association of Distinguished Americans, Friends of Nelson Mandela Foundation and is immediate past Chairman of the Board of The Nature Conservancy. Mr. McCaw was selected to serve on our board of directors due to his experience as Chairman and Chief Executive Officer of Holicity Inc. and his expertise and experience in acquiring and operating TMT businesses.

Randy Russell has served as our Chief Investment Officer since our formation. He joined Pendrell in November 2019 as the CEO and co-Founder of Pendrell Financial Services, a newly formed Pendrell subsidiary, where he helps to drive corporate strategy, deal sourcing and transaction execution for Pendrell. He also serves as a member of Pendrell’s Board of Directors. In addition, he is a member of the Boards of Directors for Hello Alice and RVH Solutions, two of Pendrell’s investment portfolio companies.

Prior to Pendrell, Mr. Russell had almost 20 years of experience in the Financial Services industry and served as the Americas Head of Media & Telecom investment banking at Deutsche Bank Securities (NYSE: DB) and was a Senior Managing Director on the Global Technology, Media & Telecom investment banking team at Bank of America (NYSE: BAC). In addition to managing key client relationships across the TMT sector, Mr. Russell has significant transaction experience with leading private equity firms. Mr. Russell has completed more than $230 billion in public and private market transactions across corporate acquisitions and divestitures, leveraged buyouts, IPOs, tracking stock creation, new issue debt securities and refinancing activity for investment grade to highly leveraged issuers. Mr. Russell has been a trusted advisor to high-profile c-suite executives, management teams and board of director’s members across a variety of communications, media and technology companies and was a key advisor to various McCaw entities during his career as an investment banker before being recruited to join Pendrell.

Before starting his career in finance, Randy was an Officer and Naval Aviator in the United States Marine Corps and rose to the rank of Major in the USMC Reserves. He participated in various global deployments including service with several forward deployed Marine Expeditionary Units and received the Navy and Marine Corp Achievement Medal for leadership, as well as other commendations. Mr. Russell holds an MBA in Finance from the Johns Carey Business School, where he served on the Dean’s Alumni Advisory Board for 6 years. He graduated from the Aviation Safety Officers Program at the Naval Postgraduate School in Monterrey, California and received a Bachelor of Arts in English from the University of Delaware.

Steve Ednie has served as our Chief Financial Officer and Secretary since our formation. He also serves as Chief Financial Officer of Pendrell since September 2014. Mr. Ednie is an experienced financial executive with an extensive background in domestic and international accounting and tax matters, serving most recently as Chief Accounting Officer of Clearwire from October 2010 to April 2014, and as Vice President-Tax and Chief Tax Officer from 2004 to April 2014. Before joining Clearwire, Mr. Ednie served as the Director of Tax of Expedia, Inc., an Internet-based travel website company, from 2002 to 2004, as Executive Director–Tax and Chief Tax Officer of XO Communications Inc., a telecommunications company, from 1997 to 2002, and as Tax Manager of MIDCOM Communications, Inc., a telecommunications company, from 1996 to 1997. Mr. Ednie began his professional career at Coopers & Lybrand, LLP, an accounting firm, where he was a Senior Associate. Mr. Ednie has a Bachelor of Arts in Business Administration from the University of Washington.

R. Gerard Salemme serves as a Director of Holicity Inc. Mr. Salemme has served as Co-Chief Executive Officer and Director of Pendrell since October 2018 and has served in various capacities for Pendrell since 2011. He also serves on the Board of Directors of Altaeros, Inc., Onclave Networks, Inc. and ContentGuard, Inc., and is Vice Chairman of the Board of Trustee at The Langley School. He was CEO of the Wireless Network Development Group, LLC., and served on the Board of Directors of EarthLink, Inc., Clearwire Corp, Chairman of RECON Dynamics LLC , ICO North America, Inc., and Taqua, LLC and is a Partner in Eagle River Partners, LLC, a private investment firm.

Mr. Salemme has over 30 years of experience in business and government, as a founder and Executive Vice President-Strategy, Policy and External Affairs of Clearwire from 2004 to 2010, and prior to that as Senior Vice President, External Affairs of XO. Prior to joining XO, Mr. Salemme held senior executive positions with AT&T Corporation and McCaw Cellular Communications Inc. He also held the position of Senior Telecommunications Policy Analyst for the U.S. House of Representatives Subcommittee on Telecommunications and Finance from 1987 to 1991 and served as Chief of Staff to Congressman Ed Markey of Massachusetts from 1976 to 1984. Mr. Salemme earned a B.A. in Political Science and Economics and an M.A. in Economics from Boston College. Mr. Salemme was selected to serve on our board of directors due to his expertise and experience in acquiring and operating TMT businesses.

Dennis Weibling has served as a director since August 2020. Mr. Weibling is currently the Managing Director of Rally Capital LLC, a private equity firm based in Kirkland, Washington. Rally Capital was formed in late 2004 to invest primarily in telecommunications companies. From 2006 until its sale in October 2019, Mr. Weibling served on the board of directors of Sotheby’s for which he served as chairman of the audit and finance committees. He served as interim Chief Financial Officer at Sotheby’s until March 2016. He currently serves as a Trustee for Seattle Pacific University. As a result of Rally Capital’s and other investments, Mr. Weibling serves on the boards of the following private companies: Rise Communities LLC, Tempered Networks, Bestworth Rommel, LLC, Red Bison Corporation, Sarcos Robotics, Inc. and Far West Fabricators, LLC, and previously served as a director of Teledesic Corporation.

Mr. Weibling was a partner at Clark Nuber & Co., a certified public accounting firm located in Bellevue, Washington from 1986 to 1993. He also served as President of Eagle River Inc., from October 1993 through December 2001, and as Vice Chairman of Eagle River Investments from January 2002 through November 2004. He served as Chief Executive Officer of Nextel Communications Inc. from October 1995 to March 1996 and as a Director of Nextel from July 1995 until April 2004. At Nextel, he was a Member and Chairman of the operations, audit, finance, and compensation committees at various times during that period. Mr. Weibling served as a board member of Nextel Partners from 1998 to 2006, for which he chaired the audit committee. His other public board was XO Communications, Inc. where he served from 1996-2003. He served on both the compensation and audit committees for the company. Mr. Weibling was selected to serve on our board of directors due to his expertise and experience in acquiring and operating TMT businesses.

Wayne Perry has served as a director since August 2020. Mr. Perry is the Chief Executive Officer of Shotgun Creek Investments LLC – a private investment firm that builds and owns office buildings and apartments in the Pacific Northwest. Mr. Perry is an honors graduate of the Foster School of Business at the University of Washington and of the Lewis and Clark Law School. Mr. Perry also has an LL.M. in taxation from New York University.

Mr. Perry started his career working for a Seattle law firm and then became General Counsel and later President of McCaw Cellular Communications, Inc. Mr. Perry went on to be Chief Executive Officer of NextLink Communications, Inc. and then Edge Wireless, LLC. Mr. Perry was elected to the Wireless Industry’s Hall of Fame in 2011. In addition to being a little league baseball coach, Wayne has been a longtime Boy Scout Volunteer (Cubmaster, Scoutmaster, etc.) and served as 34th President of the Boy Scouts of America. Wayne and his wife Christine are currently volunteers of the BSA at the local, national and world levels. Mr. Perry was selected to serve on our board of directors due to his expertise and experience in acquiring and operating TMT businesses.

 Cathleen A. Massey has served as a director since August 2020. Ms. Massey has served as a Government Affairs lead for four large telecommunications companies, most recently as Vice President, Federal Regulatory, T-Mobile US, Inc. from February 2016 to November 2020 and Senior Policy Counsel from May 2014 to February 2016. Prior to joining T-Mobile, Ms. Massey was Vice President, Regulatory Affairs and Public Policy for Clearwire Corporation, from December 2008 to September 2013, leading up to its acquisition by Sprint/Softbank.

Ms. Massey has also served as a Deputy Chief of the FCC’s Wireless Telecommunications Bureau and as a Vice President for AT&T Wireless and XO Communications. She has worked in the wireless industry for more than 25 years, beginning as a regulatory attorney for cellular telephone industry pioneer McCaw Cellular Communications. Ms. Massey received her J.D. from the University of Virginia School of Law and her B.S. in Journalism from Northwestern University. Ms. Massey was selected to serve on our board of directors due to her expertise and experience in acquiring and operating TMT businesses.

Number and Terms of Office of Officers and Directors

 Our board of directors consists of five members. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors. Our board of directors is authorized to appoint officers as it deems appropriate.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent and that our initial business combination be approved by a majority of our independent directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Dennis Weibling, Wayne Perry and Cathleen A. Massey are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. In July 2020, our sponsor transferred 30,000 founder shares to each of Wayne Perry, Dennis Weibling and Cathleen A. Massey, our independent director nominees, 150,000 shares to Craig O. McCaw, 100,000 shares to Randy Russell, 80,000 shares to R. Gerard Salemme, 40,000 shares to Steve Ednie and 239,000 to other directors, officers, employees and consultants of Pendrell, in each case for approximately the same per-share price initially paid by our sponsor, resulting in our sponsor holding 6,488,500 founder shares. On August 4, 2020, the Company effectuated a 1.1-for-1 Class B common stock split resulting in an aggregate of 7,906,250 founder shares outstanding, of which 7,137,350 were held by our sponsor. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Weibling and Perry and Ms. Massey serve as members of our audit committee, and Mr. Weibling chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Weibling and Perry and Ms. Massey meet the independent director standard under Nasdaq listing standards and under Rule 10 A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Weibling qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Weibling and Perry and Ms. Massey serve as members of our compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. All current members are independent and Mr. Perry chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month for office space, administrative and support services for up to 24 months, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Dennis Weibling, Wayne Perry and Cathleen A. Massey. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have filed a copy of our form of Code of Ethics, our audit committee charter, and our compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You are be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and Nasdaq. Such executive officers, directors and stockholders also are required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during fiscal 2020, we believe that for fiscal 2020, all required reports were filed on a timely basis under Section 16(a), except for (A) Steve Ednie and Gerard R. Salemme each had one report relating to the Initial Public Offering that was inadvertently filed one day late on August 5, 2020, (B) Dennis Weibling, Craig McCaw and the sponsor each had one report relating to the Initial Public Offering that was inadvertently filed two days late on August 6, 2020, (C) Cathleen Massey had one report relating to the Initial Public Offering that was inadvertently filed seven days late on August 11, 2020, (D) William Russel had one report relating to the Initial Public Offering that was inadvertently filed fifteen days late on August 19, 2020 and (E) Wayne Perry had one report relating to the Initial Public Offering that was inadvertently filed 21 days late on August 25, 2020.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. We pay an affiliate of our sponsor $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned (2)	% of Class
Light Street Capital Management LLC(3)	2,330,274	7.8%
Glen Thomas Kacher(3)	2,330,274	7.8%
Light Street Mercury Master Fund, L.P. (3)	2,105,274	7.0%
Israel A. Englander(4)	2,110,873	7.0%
Millennium Management LLC(4)	2,110,873	7.0%
Millennium Group Management LLC(4)	2,110,873	7.0%
Pendrell Corporation(5)			6,731,100	89.7%
Craig McCaw(5)			6,896,100	91.9%
R. Gerard Salemme			88,000	*
Randy Russell			110,000	*
Steve Ednie			44,000	*
Dennis Weibling			33,000	*
Wayne Perry			33,000	*
Cathleen A. Massey			33,000	*
All executive officers and directors as group (7 individuals)			7,237,100	96.5%

*	less than 1%

(1)	Unless otherwise noted, the business address for each of the following entities or individuals is c/o Pendrell Corporation, 2300 Carillon Point, Kirkland, WA 98033.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares automatically convert into Class A common stock at the time of the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)

According to a Schedule 13G filed with the SEC on February 16, 2021, by Light Street Capital Management, LLC (“LSCM”), Glen Thomas Kacher and Light Street Mercury Master Fund, L.P. (“Mercury”). The business address for all is 525 University Avenue, Suite 300, Palo Alto, CA 94301.

LSCM serves as investment adviser and general partner to each of Mercury and Light Street Tungsten Master Fund, L.P. (“Tungsten), both exempted limited partnerships in the Cayman Islands. In such capacity, LSCM exercises voting and investment power over the shares held in the accounts for each of Mercury and Tungsten. Mr. Kacher is the Chief Investment Officer of LSCM. Each of LSCM and Mr. Kacher may be deemed the beneficial owner of 2,330,274 Shares. This amount consists of: (A) 2,105,274 shares held for the account of Mercury; and (B) 225,000 shares held for the account of Tungsten.

(4)

According to a Schedule 13G filed with the SEC on February 16, 2021, by Integrated Holding Group LP, Integrated Core Strategies (US) LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander. The business address for all is 666 Fifth Avenue, New York, NY 10103.

Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), beneficially owned 1,334,123 shares of the Issuer’s Class A Common Stock as a result of holding 1,334,119 of the Issuer’s Class A Common Stock and 4 of the Issuer’s units; and ICS Opportunities, Ltd., an exempted company organized under the laws of the Cayman Islands (“ICS Opportunities”), beneficially owned 776,750 shares of the Issuer’s Class A Common Stock as a result of holding 776,750 of the Issuer’s units, which together with the shares of the Issuer’s Class A Common Stock beneficially owned by Integrated Core Strategies represented 2,110,873 shares of the Issuer’s Class A Common Stock or 7.0% of the Issuer’s Class A Common Stock outstanding.

Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities.

Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities.

Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities.

The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen (“Mr. Englander”), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities.

(5)	X-icity Holdings Corporation is the record holder of the shares reported herein. R. Gerard Salemme and Randy Russell are shareholders of Pendrell, the corporate parent of X-icity Holdings Corporation, and may be entitled to distributions of securities held by Pendrell. Mr. McCaw is the Co-CEO of Pendrell. Mr. McCaw shares voting and investment discretion with respect to the common stock held of record by Pendrell. Mr. McCaw disclaims any beneficial ownership of any shares held by Pendrell.

The table above does not include the shares of common stock underlying the placement warrants held or to be held by our sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 4, 2020, Pendrell purchased an aggregate of 7,187,500 founder shares in exchange for payment of company liabilities of $25,000, or approximately $0.003 per share. Pendrell transferred such shares to the sponsor on June 9, 2020. In July 2020, the sponsor transferred shares to its independent director nominees and various other directors, officers, employees and consultants of the Company and Pendrell, in each case for approximately the same per-share price as initially paid by the Company’s sponsor. On August 4, 2020, the Company effected a effected a 1.1-for-1 common stock split (the “Stock Split”) resulting in 7,906,250 shares outstanding held as follows: 33,000 shares by each of Wayne Perry, Dennis Weibling and Cathleen A. Massey, its independent directors, 165,000 shares held by Craig O. McCaw, 110,000 shares held by Randy Russell, 88,000 shares held by R. Gerard Salemme, 44,000 shares held by Steve Ednie, 262,900 shares held by other directors, officers, employees and consultants of Pendrell, and 7,137,350 shares held by the sponsor. On September 21, 2020, the sponsor forfeited 406,250 Founder Shares due to the partial exercise of the Over-Allotment Option by the underwriters so that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,000,000 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $7.5 million. Further, simultaneously with the sale of the Over-Allotment Units, we consummated a private sale (the “Over-Allotment Private Placement”) of an additional 333,333 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $0.5 million. Both issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

We currently utilize office space at 2300 Carillon Point, Kirkland, Washington 98033 from our sponsor. We pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

On June 4, 2020, Pendrell agreed to loan us an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Pendrell assigned the Note to the sponsor on June 9, 2020, which assumed all obligations thereunder. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the completion of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the $1.0 million of offering proceeds that was allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2020, we did not have any borrowings under the Working Capital Loans.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or advisors or any affiliate of our sponsor, officers, directors or advisors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made to our sponsor, officers, directors, advisors or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the (i) founder shares, (ii) private placement warrants and the shares of Class A common stock underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not provide for any maximum cash penalties nor any penalties connected with delays in registering the Company’s common stock.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. Our audit committee reviews all payments that were made to our sponsor, officers or directors, or our or their affiliates on a quarterly basis.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Weibling and Perry and Ms. Massey are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from June 2, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were $85,490 for the services Withum performed in connection with our initial public offering, quarterly reviews and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from June 2, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from June 2, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from June 2, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and pre-approves all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such materials can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 2, 2021, by and among Holicity Inc., Holicity Merger Sub Inc. and Astra Space, Inc (3).
3.1	Amended and Restated Certificate of Incorporation (1).
3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation (1).
3.3	By Laws (2).
4.1	Specimen Unit Certificate (2).
4.2	Specimen Class A Common Stock Certificate (2).
4.3	Specimen Warrant Certificate (2).
4.4	Warrant Agreement, dated August 4, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (1).
10.1	Letter Agreement, dated August 4, 2020, by and among the Company, its executive officers, its directors and Pendrell Holicity Holdings Corporation (1).
10.2	Investment Management Trust Agreement, dated August 4, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1).
10.3	Registration Rights Agreement, dated August 4, 2020, by and among the Company, Pendrell Holicity Holdings Corporation and the other holders party thereto (1).
10.4	Private Placement Warrants Purchase Agreement, dated August 4, 2020, by and among the Company and Pendrell Holicity Holdings Corporation (1).
10.5	Form of Indemnity Agreement (2).
10.6	Promissory Note issued to Pendrell Holicity Holdings Corporation (2).
10.7	Securities Subscription Agreement between the Registrant and Pendrell Holicity Holdings Corporation (2).
10.8	Administrative Services Agreement, dated August 4, 2020, by and between the Company and Pendrell Holicity Holdings Corporation (1).
10.9	Form of Subscription Agreement (3).
10.10	Investors’ Rights Agreement, dated February 2, 2021, by and among Holicity Inc., Astra Space, Inc. and certain of their respective stockholders (3).
10.11	Support Agreement, dated as of February 2, 2021, by and between Holicity Inc. and certain Supporting Stockholders of Astra Space, Inc (3).
10.12	Sponsor Agreement, dated as of February 2, 2021, by and among Pendrell Holicity Holdings Corporation and Astra Space, Inc (3).
10.13	Form of Director Nomination Agreement (3).
14	Form of Code of Ethics (2).
24	Power of Attorney (included on signature page to the initial filing of the Registration Statement).
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
99.1	Form of Audit Committee Charter (2).
99.2	Form of Compensation Committee Charter (2).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K (File No. 001-39426), filed with the Commission on August 10, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A (File No. 333-239926), filed with the Commission on July 30, 2020.

(3)	Incorporated by reference to the Company’s Form 8-K (File No. 001-39426), filed with the Commission on February 2, 2021.

HOLICITY INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Holicity Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Holicity Inc. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows, for the period from June 2, 2020 (inception) to December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 2, 2020 (inception) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 12, 2021

HOLICITY INC.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS:
Current assets:
Cash	$990,428
Prepaid expenses	209,654
Total current assets	1,200,082
Marketable securities held in trust account	300,046,957
Total Assets	$301,247,039

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accrued expenses	$145,105
Franchise tax payable	116,667
Total current liabilities	261,772
Deferred underwriting fee payable	10,500,000
Total Liabilities	10,761,772
Commitments and Contingencies
Class A common stock subject to possible redemption, 28,548,526 shares at $10.00 per share	285,485,260
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; 1,451,474 issued and outstanding (excluding 28,548,526 shares subject to possible redemption)	145
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	5,654,273
Accumulated deficit	(655,161)
Total Stockholders’ Equity	5,000,007
Total Liabilities and Stockholders’ Equity	$301,247,039

The accompanying notes are an integral part of the financial statements.

HOLICITY INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$585,451
Franchise tax expense	116,667
Loss from operations	(702,118)

Other income:
Interest earned on marketable securities held in Trust Account	46,957

Loss before provision for income taxes	(655,161)
Provision for income taxes	—
Net loss	$(655,161)

Weighted average shares outstanding of Class A common stock	30,000,000
Basic and diluted income per share, Class A common stock	$—

Weighted average shares outstanding of Class B common stock	7,500,000
Basic and diluted net loss per share, Class B common stock	$(0.09)

The accompanying notes are an integral part of the financial statements.

HOLICITY INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Pendrell	—	—	7,906,250	791	24,209	—	25,000

Forfeiture of Class B common stock(1)	—	—	(406,250)	(41)	41	—	—

Sale of 30,000,000 Units, net of underwriting discount and offering expenses	30,000,000	3,000	—	—	283,112,428	—	283,115,428

Sale of 5,333,333 Private Placement Warrants	—	—	—	—	8,000,000	—	8,000,000

Common stock subject to possible redemption	(28,548,526)	(2,855)	—	—	(285,482,405)	—	(285,485,260)

Net loss	—	—	—	—	—	(655,161)	(655,161)
Balance – December 31, 2020	1,451,474	$145	7,500,000	$750	$5,654,273	$(655,161)	$5,000,007

(1)	Shares forfeited as a result of the partial exercise of the underwriters’ Over-Allotment Option so that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares. The shares forfeited have been cancelled by the Company (see Note 3).

The accompanying notes are an integral part of the financial statements.

HOLICITY INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(655,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(46,957)
Formation costs paid by Sponsor	3,581
Changes in operating assets and liabilities:
Prepaid expenses	(185,104)
Accrued expenses	75,105
Franchise tax payable	116,667
Net cash used in operating activities	(691,869)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000
Proceeds from sale of Private Placement Warrants	8,000,000
Repayment of promissory note – related party	(157,089)
Payment of offering costs	(160,614)
Net cash provided by financing activities	301,682,297

Net Change in Cash	990,428
Cash – Beginning of period	—
Cash – End of period	$990,428

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$285,485,260
Deferred underwriting fee payable	10,500,000
Offering costs paid directly by Pendrell in exchange for issuance of Class B common stock	25,000
Payment of offering costs through promissory note – related party	128,958

The accompanying notes are an integral part of the financial statements.

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Holicity Inc. (the “Company”) was incorporated in Delaware on June 2, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to initially focus its search on identifying a prospective target business in the technology, media and telecommunications (“TMT”) industries in the United States and other developed countries. The Company’s sponsor is X-icity Holdings Corporation (formerly Pendrell Holicity Holdings Corporation), a Washington corporation (the “sponsor”).

On February 2, 2021, the Company entered into a business combination agreement by and among the Company, Holicity Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Astra Space, Inc. (“Astra”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”). If the Business Combination Agreement is approved by the Company’s and Astra’s stockholders, and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Astra with Astra surviving the merger as a wholly-owned subsidiary of the Company (the “Astra Merger”). In addition, in connection with the consummation of the Astra Merger (the “Closing”), the Company will be renamed “Astra Space, Inc.” and is referred to herein as “New Astra” as of the time following such change of name. For more detailed information regarding the Astra Merger, see Note 10.

The Sponsor intends to finance the Astra Merger in part with net proceeds from the initial public offering discussed below (see also Notes 3 and 4). Should the Astra Merger not be successful, the Company will continue to search for another business combination.

All activity for the period from June 2, 2020 (inception) through December 31, 2020 relates to the Company’s formation, its Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering.

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

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Transaction costs amounted to $16.9 million, consisting of $6.0 million of underwriting fees, $10.5 million of deferred underwriting fees and $0.4 million of other offering costs. At December 31, 2020, cash of approximately $1.0 million was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from the Company’s estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 28,548,526 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s currently taxable income primarily consists of interest income on the Trust Account less any franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the period from June 2, 2020 (inception) through December 31, 2020, the Company recorded no income tax expense. The Company’s effective tax rate for the period from June 2, 2020 (inception) through December 31, 2020 was 0%, which differs from the expected income tax rate due to the Company recording a full valuation allowance on its deferred tax assets as of December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and the Private Placement to purchase 15,333,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (loss) per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account of $46,957 for the period from June 2, 2020 (inception) through December 31, 2020 (net of applicable franchise and income taxes of approximately $117,000), by the weighted average number of Class A common stock for the period. Net loss per common share, basic and diluted, for Class B common stock is calculated by dividing the net loss, less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the period from June 2, 2020 (inception) through
December 31, 2020
Class A Common Stock
Numerator: Earnings allocable to Class A common stock
Interest income	$46,957
Income and franchise tax	(46,957)
Net Income	$—
Denominator: Weighted average Class A common stock
Class A common stock, basic and diluted	30,000,000
Earnings per share/basic and diluted Class A common stock	$0.00
Class B Common Stock
Numerator: Net loss less Class A common stock net income
Net loss	$(655,161)
Class A common stock net income	—
Net loss	$(655,161)
Denominator: Weighted average Class B common stock
Class B common stock, basic and diluted	7,500,000
Loss per share/basic and diluted Class B common stock	$(0.09)

Note: for the period from June 2, 2020 (inception) through December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s common stockholders.

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company Coverage of $250,000. At December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 3. INITIAL PUBLIC OFFERING

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

Including the partial exercise of the Over-Allotment Option, there were an aggregate of 30,000,000 Units sold, generating total gross proceeds of $300.0 million.

NOTE 4. PRIVATE PLACEMENT

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

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 4, 2020, Pendrell Corporation (“Pendrell”) paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). Pendrell transferred such shares to the sponsor on June 9, 2020. In July 2020, the sponsor transferred shares to its independent directors and various other directors, officers, employees and consultants of the Company and Pendrell, in each case for approximately the same per-share price as initially paid by the Company’s sponsor. On August 4, 2020, the Company effected a 1.1-for-1 common stock split (the “Stock Split”) resulting in 7,906,250 shares outstanding held as follows: 33,000 shares by each of Wayne Perry, Dennis Weibling and Cathleen A. Massey, its independent directors, 165,000 shares held by Craig O. McCaw, 110,000 shares held by Randy Russell, 88,000 shares held by R. Gerard Salemme, 44,000 shares held by Steve Ednie, 262,900 shares held by other directors, officers, employees and consultants of Pendrell, and 7,137,350 shares held by the sponsor. On September 21, 2020, the sponsor forfeited 406,250 Founder Shares due to the partial exercise of the Over-Allotment Option by the underwriters so that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 3).

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, the Founder Shares will be released from the lock-up if (1) the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) the Company consummates a transaction after the initial Business Combination which results in the stockholders having the right to exchange their shares for cash, securities or other property.

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

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2020, the Company did not have any borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on August 4, 2020 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the period from June 2, 2020 (inception) through December 31, 2020, the Company incurred $48,710 in fees for these services.

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

NOTE 6. COMMITMENTS

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

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020, there were 1,451,474 shares of Class A common stock issued and outstanding, excluding 28,548,526 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In June 2020, the Company issued 7,187,500 shares of Class B common stock. On August 4, 2020, the Company effected a Stock Split resulting in 7,906,250 shares of Class B common stock outstanding. On September 21, 2020, the Company forfeited 406,250 shares of Class B common stock as a result of the partial exercise of the underwriters’ Over-Allotment Option so that the initial stockholders collectively own 20% (7,500,000 shares) of the Company’s issued and outstanding common stock (see Note 3). At December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$122,932
Net operating losses	14,645
Total deferred tax asset	137,577
Valuation allowance	(137,577)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

For the period from June 2, 2020 (inception) through December 31, 2020
Federal
Current	$—
Deferred	(137,577)

State
Current	—
Deferred	—
Change in valuation allowance	137,577
Income tax provision	$—

As of December 31, 2020, the Company had U.S. federal net operating loss carryovers of $69,740 available to offset future taxable income.

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from June 2, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $137,577.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Change in valuation allowance	(21.0)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

At December 31, 2020, assets held in the Trust Account were comprised of $300,046,957 in money market funds which are invested in U.S. Treasury Securities. As of December 31, 2020, the Company had not withdrawn any of the interest earned on the Trust Account to pay franchise or income tax obligations.

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

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$300,046,957

NOTE 10. PROPOSED BUSINESS COMBINATION

On February 2, 2021, the Company entered into a business combination agreement by and among the Company, Holicity Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Astra Space, Inc. (“Astra”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”). The business combination was unanimously approved by the Company’s board of directors (the “Board”) on January 29, 2021. If the Business Combination Agreement is approved by the Company’s stockholders and Astra’s stockholders, and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Astra with Astra surviving the merger as a wholly-owned subsidiary of the Company (the “Astra Merger”). In addition, in connection with the consummation of the Astra Merger (the “Closing”), the Company will be renamed “Astra Space, Inc.” and is referred to herein as “New Astra” as of the time following such change of name.

Pursuant to the Business Combination Agreement, the Company has agreed to acquire all of the outstanding equity interests of Astra for approximately $2.03 billion in aggregate consideration to be paid at the effective time of the Astra Merger (the “Effective Time”). The consideration for the Astra Merger will be paid through stock in New Astra as follows: each share of Astra common stock and each share of preferred stock of Astra (“Astra Preferred Stock”) that is issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares of Astra common stock held in the treasury of Astra immediately prior to the Effective Time) shall be converted into the right to receive, with respect to any Astra Class A common stock or Astra Preferred Stock issued and outstanding immediately prior to the Effective Time, a number of shares of Class A common stock of the Company equal to the “Per Share Merger Consideration Value” divided by $10.00 per share, where the “Per Share Merger Consideration Value” is (a)(x) $2,030,000,000.00 plus (y) the aggregate exercise price of all of the options to purchase shares of Astra common stock (“Astra Options”) and warrants to purchase shares of Astra common stock (“Astra Warrants”) described in the Business Combination Agreement divided by (b) the number of all outstanding shares, as of the date hereof, of Astra common stock (including (A) shares of Astra common stock issuable upon conversion of the Astra Preferred Stock outstanding on the date hereof, (B) any shares of Astra common stock issued or issuable upon the exercise of all Astra Options and Astra Warrants outstanding on the date of the Business Combination Agreement and (C) the vesting of Astra restricted shares outstanding as of the date of the Business Combination Agreement). Each share of Astra Class A common stock and each share of Astra Preferred Stock that is issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares of Astra Class A common stock held in the treasury of Astra immediately prior to the Effective Time) shall be converted into the right to receive a number of shares of the Company’s Class A common stock equal to (i) the Per Share Merger Consideration Value, divided by (ii) $10.00 per share and each share of Astra Class B common stock and each share of Founders Preferred Stock of Astra (other than dissenting shares and shares of Astra Class B common stock held in the treasury of Astra immediately prior to the Effective Time) shall be converted into the right to receive a number of shares of the Company’s Class B Common Stock equal to (i) the Per Share Merger Consideration Value, divided by (ii) $10.00 per share.

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Pursuant to the Business Combination Agreement, at the Effective Time, (i) each Astra Option that is outstanding and unexercised immediately prior to the Effective Time shall be assumed and converted into a newly issued option exercisable for Class A common stock of New Astra, (ii) each Astra Warrant that is issued and outstanding immediately prior to the Effective Time and has not been terminated pursuant to its terms will be assumed and converted into a warrant exercisable for Class A common stock of New Astra on the same terms and conditions as applied to the existing Astra Warrants, and (iii) in respect of each unvested share of restricted stock or restricted stock unit that is unvested immediately prior to the effective time of the Astra Merger (A) each share of restricted stock or restricted stock unit (other than those held by an individual who has waived the right to accelerate the vesting of such stock or stock unit) will become immediately vested and the holder will be entitled to receive the applicable per share merger consideration, less applicable tax withholding, if any and (B) each share of restricted stock or restricted stock unit held by an individual who has waived the right to accelerate the vesting of such stock or stock unit will be cancelled and converted into restricted shares of New Astra stock, subject to the same terms and conditions as the Astra awards.

The shares of Class B common stock of New Astra will have the same economic terms as the shares of Class A common stock of New Astra, but the shares of Class B common stock of New Astra will have 10 votes per share, whereas the shares of Class A common stock will have one (1) vote per share. The outstanding shares of Class B common stock of New Astra will be subject to a “sunset” provision permitted whereby such shares of Class B common Stock of New Astra will automatically convert to shares of Class A common stock if the Founders and other qualified holders of Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of Class B common stock of New Astra collectively held by the Founders and their permitted transferees as of the Effective Time.

The closing of the Astra Merger is subject to certain customary conditions, including, among other things: (i) approval by the Company’s stockholders and Astra’s stockholders of the Business Combination Agreement, the Astra Merger and certain other actions related thereto; (ii) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as amended; (iii) the Company having at least $250 million of cash at the closing of the Astra Merger, consisting of cash held in its trust account and the aggregate amount of cash actually invested in (or contributed to) the Company pursuant to the Subscription Agreements (as defined below), after giving effect to redemptions of public shares, if any, but before giving effect to the consummation of the closing of the Astra Merger and the payment of Astra’s and the Company’s outstanding transaction expenses as contemplated by the Business Combination Agreement; (iv) the shares of Class A common stock of New Astra to be issued in connection with the Astra Merger having been approved for listing on The Nasdaq Capital Market (“Nasdaq”) subject only to official notice of issuance thereof; (v) no material adverse effect, as defined in the Business Combination Agreement, has occurred with respect to Astra; and (vi) each Founder is employed by and devotes his full time and attention to Astra, and has not died or become disabled.

Other Agreements

Subscription Agreements

The Company entered into subscription agreements (the “Subscription Agreements”), each dated as of February 2, 2021, with certain institutional investors, pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the closing of the Astra Merger, an aggregate of 20,000,000 shares of Class A common stock for $10 per share for aggregate gross proceeds of $200 million. As a consequence of the Astra Merger, as of the closing of the Astra Merger, each of the holders of shares of Class A common stock issued pursuant to the Subscription Agreements will automatically receive, on a one-for-one basis, shares of New Astra Class A common stock.

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Investors’ Rights Agreement

The Company entered into an investors’ rights agreement (the “Investors’ Rights Agreement”), dated as of February 2, 2021, among the Company, Astra and certain of their respective stockholders including the Founders and X-icity Holdings Corporation (the “Sponsor”), which will become effective upon consummation of the Astra Merger. Pursuant to the Investors’ Rights Agreement, New Astra will be required to register for resale securities held by the stockholders party thereto. New Astra will have no obligation to facilitate more than one demand made by the Sponsor, or its affiliates, that New Astra register such stockholders’ securities. In addition, the holders have certain “piggyback” registration rights with respect to registrations initiated by New Astra. New Astra will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Investors’ Rights Agreement. The Investors’ Rights Agreement restricts the ability of the Sponsor and the Founders to transfer their shares of New Astra common stock, subject to certain permitted transfers, until the earlier of (i) the first anniversary of the closing of the Astra Merger and (ii) following the closing of the Astra Merger, if the closing price of the New Astra common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing of the Astra Merger. The Investors’ Rights Agreement also restricts the ability of each other stockholder who is a party thereto, including the directors and officers of Astra, to transfer their shares of New Astra common stock, subject to certain permitted transfers, until six (6) months after the closing of the Astra Merger.

 Support Agreements

In connection with and following the execution of the Business Combination Agreement, certain Astra stockholders (the “Astra Supporting Stockholders”) entered into Astra support agreements with the Company (the “Support Agreements”). Under the Support Agreements, each Astra Supporting Stockholder agreed, on (or effective as of) the third business day following the SEC declaring effective the proxy statement/prospectus relating to the approval by the Company’s stockholders of the Astra Merger, to execute and deliver a written consent with respect to the outstanding shares of Astra common stock and preferred stock held by such Astra Supporting Stockholder adopting the Business Combination Agreement and approving the Astra Merger. The shares of Astra common stock and preferred stock that are owned by the Astra Supporting Stockholders and subject to the Support Agreements represent approximately seventy percent (70%) of the outstanding voting power of Astra common stock and preferred stock (on an as converted basis). In addition, the Support Agreements prohibit the Astra Supporting Stockholders from engaging in activities that have the effect of soliciting a competing acquisition proposal.

Sponsor Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor entered into an Agreement (the “Sponsor Agreement”) with Astra, pursuant to which the Sponsor agreed to vote all shares of the Company’s common stock beneficially owned by it in favor of each of the proposals at the Company’s stockholders meeting to vote on the Astra Merger and the adoption of the Business Combination Agreement, to use its reasonable best efforts to take all actions reasonably necessary to consummate the Astra Merger, to waive any anti-dilution protections provided to the Sponsor in the Company’s Certificate of Incorporation and to not take any action that would reasonably be expected to materially delay or prevent the satisfaction of the conditions to the Astra Merger set forth in the Business Combination Agreement.

The Sponsor Agreement provides that the Sponsor will not redeem any shares of the Company’s common stock and will take all actions necessary to opt out of any class in any class action with respect to any claim, derivative or otherwise, against the Company, Astra, any affiliate or designee of the Sponsor acting in his or her capacity as director or any of their respective successors and assigns relating to the negotiation, execution or delivery of the Sponsor Agreement, the Business Combination Agreement or the consummation of the transactions contemplated in such agreements.

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Director Nomination Agreement

In connection with the Closing, New Astra and the Sponsor will enter into a director nomination agreement (the “Director Nomination Agreement”). Pursuant to the Director Nomination Agreement, the Sponsor will hold certain rights to nominate a member of the Board effective as of the Closing Date, subject to the conditions set forth in the Director Nomination Agreement. The Sponsor’s initial nominee to the board is expected to be Craig McCaw. The Director Nomination Agreement will terminate as of the date that is twelve (12) months after of the Closing.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 12, 2021, the date the audited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that, except as noted above, would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2021	HOLICITY INC.

	By:	/s/ Craig McCaw
Name: Craig McCaw Title: President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Craig McCaw	President, Chief Executive Officer and Director	March 12, 2021
Craig McCaw	(Principal Executive Officer)

/s/ Randy Russell	Chief Investment Officer	March 12, 2021
Randy Russell

/s/ Steve Ednie	Chief Financial Officer and Secretary	March 12, 2021
Steve Ednie	(Principal Financial and Accounting Officer)

/s/ R. Gerard Salemme	Director	March 12, 2021
R. Gerard Salemme

/s/ Dennis Weibling	Director	March 12, 2021
Dennis Weibling

/s/ Wayne Perry	Director	March 12, 2021
Wayne Perry

/s/ Cathleen A. Massey	Director	March 12, 2021
Cathleen A. Massey