Form 10-K/A
period 2020-12-31
Holicity Inc.
filed 2021-05-03
CIK 1814329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of April 30, 2021, there were 30,000,000 shares of Class A common stock and 7,500,000 shares of Class B common stock of the registrant issued and outstanding.

EXPLANATORY NOTE

Holicity Inc. (“we”, “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) to amend our Annual Report on Form 10–K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021 (the “Original Filing”), to amend and restate our financial statements and related footnote disclosures as of December 31, 2020 and for the period from June 2, 2020 (inception) to December 31, 2020. This Amendment also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

We are filing this Amendment to address matters discussed in the SEC’s April 12, 2021 Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333- 239926), filed in connection with the Company’s initial public offering, declared effective by the SEC on August 4, 2020).

After considering the SEC Statement, we have concluded that there are misstatements in our previously filed financial statements. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should be recognized as expense as incurred. Accordingly, a portion of the offering costs previously included in equity have been reclassed to expense for the period from June 2, 2020 (inception) to December 31, 2020.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the financial statements, in any of the Affected Periods (as defined below) or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the reported periods.

Effect of the Restatement on Financial Statements

See “Note 3. Restatement of Previously Issued Financial Statements” to our financial statements in “Item 8.  Financial Statements and Supplementary Data” contained herein for a description of the effect of the restatement on the following financial statements and related footnote disclosures (collectively, the “Affected Periods”):

●	As of December 31, 2020 and for the period from June 2, 2020 (inception) to December 31, 2020,

●	As of September 30, 2020 and for the period from June 2, 2020 (inception) to September 30, 2020 as well as for the three months ended September 30, 2020, and

●	As of August 7, 2020.

i

We believe that presenting all of the amended and restated information for the periods described above in this Amendment allows investors and others to review all pertinent data in a single presentation.  We do not intend to file amendments to any of our previously filed Quarterly Reports on Form 10–Q for the periods affected by the restatement of our financial statements as described above as we do not believe that restatement would provide information that would change investors’ and others’ decisions with regard to investing in our securities and, therefore, the financial statements in those reports can still be relied upon.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

In connection with the restatement of our financial statements in this Amendment, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

In light of the SEC Statement, our management reevaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based solely on the restatement of the financial statements to reclassify the warrants as described in this Explanatory Note, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Items Amended in This Filing

The following items have been amended as a result of this restatement:

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC on or subsequent to March 12, 2021.

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Amendment.  These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I

Item 1A. Risk Factors.

New Risk Factors in this Amendment

The following risk factors, which relate to the matters discussed in the Explanatory Note, have been added to this Amendment. Other than this section, “New Risk Factors in this Amendment,” the remainder of Item 1A. Risk Factors has not been updated to reflect developments since March 12, 2021, the date of the Original Filing. However, all Risk Factors not updated should be read in light of the information presented below.

Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

We have 15,333,333 warrants outstanding (comprised of 10,000,000 public warrants issued as part of the units sold in the initial public offering and 5,333,333 private placement warrants). We expect to account for both the public warrants and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

 To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 3—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A. Controls and Procedures included in this Annual Report.

Any failure to maintain such internal controls could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 3 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

In addition to the Business Combination Agreement, there are additional agreements in connection with the Astra Merger, including, among others, the Subscription Agreements, as described elsewhere on the Form 8-K that the Company filed with the SEC on February 2, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 2, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As a result of the restatement described in Note 3 of the notes to the financial statements included herein, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from June 2, 2020 (inception) through December 31, 2020, we had a net loss of $7,342,273, which consists of operating costs of $702,118, warrant offering costs of $747,112 and changes in fair value of warrant liabilities of $5,940,000, partially offset by interest income on marketable securities held in the Trust Account of $46,957.

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

For the period from June 2, 2020 (inception) through December 31, 2020, cash used in operating activities was $980,481. Net loss of $7,342,273 was impacted by the change in fair value of warrant liabilities of $5,940,000 and deferred warrant offering costs of $458,500, partially offset by interest earned on marketable securities held in the Trust Account of $46,957. In addition, changes in operating assets and liabilities used $6,668 of cash from operating activities, which were partially offset by formation costs paid by the Sponsor of $3,581.

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

Redeemable Shares of Class A Common Stock

All of the 30,000,000 shares of Class A common stock included in the Units sold as part of the Initial Public Offering contain a redemption feature as described in the prospectus for the public offering. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of Holicity Inc. require the security to be classified outside of permanent equity. Our amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. Holicity Inc. recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital.

Public and Private Placement Warrants

We account for the warrants issued in connection with our initial public offering in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, management reevaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Statement, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 3 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

Our Annual Report on Form 10-K and this Amendment do not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On April 30, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the restatement of the financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

HOLICITY INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Holicity Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Holicity Inc. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 2, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 2, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 3 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

April 30, 2021

HOLICITY INC.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS:
Current assets:
Cash	$990,428
Prepaid expenses	209,654
Total current assets	1,200,082
Marketable securities held in trust account	300,046,957
Total Assets	$301,247,039

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accrued expenses	$145,105
Franchise tax payable	116,667
Total current liabilities	261,772
Warrant liabilities	27,253,333
Deferred underwriting fee payable	10,500,000
Total Liabilities	38,015,105
Commitments and Contingencies
Class A common stock subject to possible redemption, 25,823,193 shares at $10.00 per share	258,231,930
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; 4,176,807 issued and outstanding (excluding 25,823,193 shares subject to possible redemption)	418
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	12,341,109
Accumulated deficit	(7,342,273)
Total Stockholders’ Equity	5,000,004
Total Liabilities and Stockholders’ Equity	$301,247,039

The accompanying notes are an integral part of the financial statements.

HOLICITY INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$585,451
Franchise tax expense	116,667
Loss from operations	(702,118)

Other income (expense), net:
Interest earned on marketable securities held in Trust Account	46,957
Warrant offering costs	(747,112)
Change in fair value of warrant liabilities	(5,940,000)
Other expense, net	(6,640,155)
Loss before provision for income taxes	(7,342,273)
Provision for income taxes	—
Net loss	$(7,342,273)

Weighted average shares outstanding of Class A common stock	30,000,000
Basic and diluted income per share, Class A common stock	$—

Weighted average shares outstanding of Class B common stock	7,500,000
Basic and diluted net loss per share, Class B common stock	$(0.98)

The accompanying notes are an integral part of the financial statements.

HOLICITY INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Pendrell	—	—	7,906,250	791	24,209	—	25,000

Forfeiture of Class B common stock(1)	—	—	(406,250)	(41)	41	—	—

Sale of 30,000,000 Units, net of underwriting discount, offering expenses and fair value of warrants	30,000,000	3,000	—	—	270,546,207	—	270,549,207

Common stock subject to possible redemption	(25,823,193)	(2,582)	—	—	(258,229,348)	—	(258,231,930)

Net loss	—	—	—	—	—	(7,342,273)	(7,342,273)
Balance – December 31, 2020	4,176,807	$418	7,500,000	$750	$12,341,109	$(7,342,273)	$5,000,004

(1)	Shares forfeited as a result of the partial exercise of the underwriters’ Over-Allotment Option so that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares. The shares forfeited have been cancelled by the Company (see Note 4).

The accompanying notes are an integral part of the financial statements.

HOLICITY INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

Cash Flows from Operating Activities:
Net loss	$(7,342,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(46,957)
Deferred warrant offering costs	458,500
Change in fair value of warrant liabilities	5,940,000
Formation costs paid by Sponsor	3,581
Changes in operating assets and liabilities:
Prepaid expenses	(185,104)
Accrued expenses	75,105
Franchise tax payable	116,667
Net cash used in operating activities	(980,481)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	294,262,000
Proceeds from sale of Private Placement Warrants	8,000,000
Repayment of promissory note – related party	(157,089)
Payment of offering costs	(134,002)
Net cash provided by financing activities	301,970,909

Net Change in Cash	990,428
Cash – Beginning of period	—
Cash – End of period	$990,428

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$258,231,930
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	21,313,333
Deferred underwriting fee payable	10,500,000
Offering costs paid directly by Pendrell in exchange for issuance of Class B common stock	25,000
Payment of offering costs through promissory note – related party	128,958

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

On February 2, 2021, the Company entered into a business combination agreement by and among the Company, Holicity Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Astra Space, Inc. (“Astra”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”). If the Business Combination Agreement is approved by the Company’s and Astra’s stockholders, and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Astra with Astra surviving the merger as a wholly-owned subsidiary of the Company (the “Astra Merger”). In addition, in connection with the consummation of the Astra Merger (the “Closing”), the Company will be renamed “Astra Space, Inc.” and is referred to herein as “New Astra” as of the time following such change of name. For more detailed information regarding the Astra Merger, see Note 11.

The Sponsor intends to finance the Astra Merger in part with net proceeds from the initial public offering discussed below (see also Notes 4 and 5). Should the Astra Merger not be successful, the Company will continue to search for another business combination.

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

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares will be recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 10).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 25,823,193 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs amounted to $16.9 million of which $0.7 million were allocated to the warrant liabilities and expensed immediately and $16.2 million were charged to stockholders’ equity upon the completion of the Initial Public Offering and the partial exercise of the Over-Allotment Option.

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

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (loss) per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account of $46,957 for the period from June 2, 2020 (inception) through December 31, 2020 (net of applicable franchise and income taxes of approximately $47,000), by the weighted average number of Class A common stock for the period. Net loss per common share, basic and diluted, for Class B common stock is calculated by dividing the net loss, less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the period from June 2, 2020 (inception) through
December 31, 2020
Class A Common Stock
Numerator: Earnings allocable to Class A common stock
Interest income	$46,957
Income and franchise tax	(46,957)
Net Income	$—
Denominator: Weighted average Class A common stock
Class A common stock, basic and diluted	30,000,000
Earnings per share/basic and diluted Class A common stock	$0.00
Class B Common Stock
Numerator: Net loss less Class A common stock net income
Net loss	$(7,342,273)
Class A common stock net income	—
Net loss	$(7,342,273)
Denominator: Weighted average Class B common stock
Class B common stock, basic and diluted	7,500,000
Loss per share/basic and diluted Class B common stock	$(0.98)

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

NOTE 3.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Background of the Restatement

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to the Public Warrants (as defined below) and the Private Placement Warrants that the Company issued in August 2020, the Company’s previously issued financial statements for the periods ended September 30, 2020 and December 31, 2020 should no longer be relied upon. As such, the Company is restating its financial statements for the such periods including in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in August 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Company’s warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for the warrants issued in August 2020 in light of the SEC Staff’s published views. Based on this reassessment, management determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations for each reporting period. Further, a portion of the offering costs previously included in equity, and now attributed to the warrant liabilities, have been reclassified as an expense.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods ended December 31, 2020, September 30, 2020 and its balance sheet as of August 7, 2020 (the “Affected Periods”) should be restated because of a misapplication of the guidance with respect to accounting for certain of the Company’s outstanding warrants and should no longer be relied upon.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Effects of the Restatement

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of August 7, 2020
Warrant liabilities	$-	$21,313,333	$21,313,333
Total liabilities	9,830,277	21,313,333	31,143,610
Class A common stock subject to possible redemption	262,053,310	(21,313,330)	240,739,980
Class A common stock	129	464	593
Additional paid-in capital	5,002,671	746,645	5,749,316
Accumulated deficit	(3,581)	(747,112)	(750,693)
Total Stockholders’ Equity	5,000,010	(3)	5,000,007

Balance Sheet as of December 31, 2020
Warrant liabilities	$-	$27,253,333	$27,253,333
Total liabilities	10,761,772	27,253,333	38,015,105
Class A common stock subject to possible redemption	285,485,260	(27,253,330)	258,231,930
Class A common stock	145	273	418
Additional paid-in capital	5,654,273	6,686,836	12,341,109
Accumulated deficit	(655,161)	(6,687,112)	(7,342,273)
Total Stockholders’ Equity	5,000,007	(3)	5,000,004

Statement of Operations for the period from June 2, 2020 (Inception) through December 31, 2020
Warrant offering costs	$-	$(747,112)	$(747,112)
Change in fair value of warrant liabilities	-	(5,940,000)	(5,940,000)
Other expense, net	46,957	(6,687,112)	(6,640,155)
Loss before provision for income taxes	(655,161)	(6,687,112)	(7,342,273)
Net loss	(655,161)	(6,687,117)	(7,342,273)
Basic and diluted loss per share, Class B common stock	(0.09)	(0.89)	(0.98)

Statement of Cash Flows for the period from June 2, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(655,161)	$(6,687,112)	$(7,342,273)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred warrant offering costs	-	458,500	458,500
Change in fair value of warrant liabilities	-	5,940,000	5,940,000
Net cash used in operating activities	(691,869)	(288,612)	(980,481)
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000	262,000	294,262,000
Payment of offering costs	(160,614)	26,612	(134,002)
Net cash provided by financing activities	301,682,297	288,612	301,970,909
Non-Cash Investing and Financing Activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	-	21,313,333	21,313,333

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following tables set forth the effects of the restatement on the affected line items within our previously reported unaudited condensed financial statements.

	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet as of September 30, 2020
Warrant liabilities	$-	$24,546,666	$24,546,666
Total liabilities	10,640,289	24,546,666	35,186,955
Class A common stock subject to possible redemption	285,990,770	(24,546,670)	261,444,100
Class A common stock	140	246	386
Additional paid-in capital	5,148,768	3,980,203	9,128,971
Accumulated deficit	(149,656)	(3,980,445)	(4,130,101)
Total Stockholders’ Equity	5,000,002	4	5,000,006

Condensed Statement of Operations for the period from June 2, 2020 (inception) through September 30, 2020
Warrant offering costs	$-	$(747,112)	$(747,112)
Change in fair value of warrant liabilities	-	(3,233,333)	(3,233,333)
Other expense, net	7,109	(3,980,445)	(3,973,336)
Loss before provision for income taxes	(149,656)	(3,980,445)	(4,130,101)
Net loss	(149,656)	(3,980,445)	(4,130,101)
Basic and diluted loss per share, Class B	(0.02)	(0.53)	(0.55)

Condensed Statement of Operations for the three months ended September 30, 2020
Warrant offering costs	$-	$(747,112)	$(747,112)
Change in fair value of warrant liabilities	-	(3,233,333)	(3,233,333)
Other expense, net	7,109	(3,980,445)	(3,973,336)
Loss before provision for income taxes	(148,287)	(3,980,445)	(4,128,732)
Net loss	(148,287)	(3,980,445)	(4,128,732)
Basic and diluted loss per share, Class B	(0.02)	(0.53)	(0.55)

Condensed Statement of Cash Flows for the period from June 2, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(149,656)	$(3,980,445)	$(4,130,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred warrant offering costs	-	458,500	458,500
Change in fair value of warrant liabilities	-	3,233,333	3,233,333
Net cash used in operating activities	(321,572)	(288,612)	(610,184)
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000	262,000	294,262,000
Payment of offering costs	(160,614)	26,612	(134,002)
Net cash provided by financing activities	301,682,297	288,612	301,970,909
Non-Cash Investing and Financing Activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	-	21,313,333	21,313,333

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 4. INITIAL PUBLIC OFFERING

On August 7, 2020, the Company consummated the Initial Public Offering of 27,500,000 Units at $10.00 per Unit, generating gross proceeds of $275.0 million. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,000,000 Private Placement Warrants to the sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7.5 million.

On August 11, 2020, simultaneously with the sale of the Over-Allotment Units discussed in Note 4, the Company consummated a private sale (the “Over-Allotment Private Placement”) of an additional 333,333 Private Placement Warrants to the sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $0.5 million.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On June 4, 2020, Pendrell Corporation (“Pendrell”) paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). Pendrell transferred such shares to the sponsor on June 9, 2020. In July 2020, the sponsor transferred shares to its independent directors and various other directors, officers, employees and consultants of the Company and Pendrell, in each case for approximately the same per-share price as initially paid by the Company’s sponsor. On August 4, 2020, the Company effected a 1.1-for-1 common stock split (the “Stock Split”) resulting in 7,906,250 shares outstanding held as follows: 33,000 shares by each of Wayne Perry, Dennis Weibling and Cathleen A. Massey, its independent directors, 165,000 shares held by Craig O. McCaw, 110,000 shares held by Randy Russell, 88,000 shares held by R. Gerard Salemme, 44,000 shares held by Steve Ednie, 262,900 shares held by other directors, officers, employees and consultants of Pendrell, and 7,137,350 shares held by the sponsor. On September 21, 2020, the sponsor forfeited 406,250 Founder Shares due to the partial exercise of the Over-Allotment Option by the underwriters so that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 4).

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020, there were 4,176,807 shares of Class A common stock issued and outstanding, excluding 25,823,193 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In June 2020, the Company issued 7,187,500 shares of Class B common stock. On August 4, 2020, the Company effected a Stock Split resulting in 7,906,250 shares of Class B common stock outstanding. On September 21, 2020, the Company forfeited 406,250 shares of Class B common stock as a result of the partial exercise of the underwriters’ Over-Allotment Option so that the initial stockholders collectively own 20% (7,500,000 shares) of the Company’s issued and outstanding common stock (see Note 4). At December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. INCOME TAXES

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Non-deductible change in fair value of warrant liabilities	(17.0)%
Non-deductible warrant offering costs	(2.1)%
Change in valuation allowance	(1.9)%
Income tax provision	—%

The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the recognition of gain or loss from the change in the fair value of warrant liabilities and the expensing of offering costs related to the issuance of warrants, both of which are not deductible for tax purposes.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities.

NOTE 10. FAIR VALUE MEASUREMENTS

At December 31, 2020, assets held in the Trust Account were comprised of $300,046,957 in money market funds which are invested in U.S. Treasury Securities. As of December 31, 2020, the Company had not withdrawn any of the interest earned on the Trust Account to pay franchise or income tax obligations.

At December 31, 2020, there were 10,000,000 Public Warrants and 5,333,333 Private Placement Warrants outstanding.

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

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$300,046,957
Liabilities:
Warrant liabilities	3	27,253,333

Warrants

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

The Company established the initial fair value for the warrants on August 7, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date.

The warrants were classified as Level 3 at the measurement dates due to the use of unobservable inputs. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2020.

The key inputs into the Monte Carlo simulation model for the warrants were as follows at initial measurement and as of December 31, 2020:

Input	August 7, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.28%	0.41%
Expected term (years)	5	5
Expected volatility	28.00%	29.00%
Exercise price	$11.50	$11.50
Stock price	$9.50	$10.11

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the U.S. Treasury rate for expected terms, which was commensurate with the contractual term of the warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected term was determined based on the exercise period, the warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

HOLICITY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

●	The stock price at Initial Public Offering represents unit price less one-third of the warrant price at the Initial Public Offering date. The stock price as of December 31, 2020 represents closing price on the measurement date as observed from the ticker HOL.

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the fair value of the warrant liabilities upon their issuance on August 7, 2020 was $21.3 million. As of December 31, 2020, the aggregate value of the warrants were $27.3 million. The change in the fair value of the warrant liabilities of $5.9 million was recognized in the Statement of Operations.

The change in the fair value of the warrant liabilities for the period from June 2, 2020 (inception) through December 31, 2020 is summarized as follows:

Warrant Liabilities
Fair value as of June 2, 2020 (inception)	$—
Initial measurement on August 7, 2020(1)	21,313,333
Change in fair value of warrant liabilities	5,940,000
Fair value as of December 31, 2020	$27,253,333

(1)	Includes 833,333 Public Warrants issued as a result of the partial exercise of Over-Allotment Units and 333,333 Private Placement Warrants as a result of the Over-Allotment Private Placement.

NOTE 11. PROPOSED BUSINESS COMBINATION

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

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through April 30, 2021, the date the audited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that, except as noted above, would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2021	HOLICITY INC.

	By:	/s/ Craig McCaw
Name: Craig McCaw Title: President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Craig McCaw	President, Chief Executive Officer and Director	April 30, 2021
Craig McCaw	(Principal Executive Officer)

/s/ Randy Russell	Chief Investment Officer	April 30, 2021
Randy Russell

/s/ Steve Ednie	Chief Financial Officer and Secretary	April 30, 2021
Steve Ednie	(Principal Financial and Accounting Officer)

/s/ R. Gerard Salemme	Director	April 30, 2021
R. Gerard Salemme

/s/ Dennis Weibling	Director	April 30, 2021
Dennis Weibling

/s/ Wayne Perry	Director	April 30, 2021
Wayne Perry

/s/ Cathleen A. Massey	Director	April 30, 2021
Cathleen A. Massey