Form 10-Q
period 2021-03-31
Holicity Inc.
filed 2021-05-17
CIK 1814329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 17, 2021, 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

HOLICITY INC.

FORM 10-Q

For the Quarter Ended March 31, 2021

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HOLICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2021

	March 31, 2021	December 31, 2020
ASSETS:	(Unaudited)
Current assets:
Cash	$455,935	$990,428
Prepaid expenses	211,550	209,654
Total current assets	667,485	1,200,082
Marketable securities held in trust account	300,012,660	300,046,957
Total Assets	$300,680,145	$301,247,039

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accrued expenses	$1,053,985	$145,105
Franchise tax payable	50,124	116,667
Total current liabilities	1,104,109	261,772
Warrant liabilities	45,806,666	27,253,333
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	57,410,775	38,015,105

Commitments and Contingencies
Class A common stock subject to possible redemption, 23,826,936 and 25,823,193 shares at $10.00 per share redemption value as of March 31, 2021 and December 31, 2020, respectively	238,269,360	258,231,930

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; 6,173,064 and 4,176,807 shares issued and outstanding (excluding 23,826,936 and 25,823,193 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	618	418
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	750	750
Additional paid-in capital	32,303,479	12,341,109
Accumulated deficit	(27,304,837)	(7,342,273)
Total Stockholders’ Equity	5,000,010	5,000,004
Total Liabilities and Stockholders’ Equity	$300,680,145	$301,247,039

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLICITY INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2021

General and administrative expenses	$1,373,269
Franchise tax expense	50,000
Loss from operations	(1,423,269)

Other income (expense), net:
Interest earned on marketable securities held in Trust Account	14,038
Change in fair value of warrant liabilities	(18,553,333)
Other expense, net	(18,539,295)
Loss before provision for income taxes	(19,962,564)
Provision for income taxes	—
Net loss	$(19,962,564)

Weighted average shares outstanding of Class A common stock	30,000,000
Basic and diluted net income per share, Class A common stock	$—

Weighted average shares outstanding of Class B common stock	7,500,000
Basic and diluted net loss per share, Class B common stock	$(2.66)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLICITY INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – December 31, 2020	4,176,807	$418	7,500,000	$750	$12,341,109	$(7,342,273)	$5,000,004

Change in common stock subject to possible redemption	1,996,257	200	—	—	19,962,370	—	19,962,570

Net loss	—	—	—	—	—	(19,962,564)	(19,962,564)

Balance – March 31, 2021	6,173,064	$618	7,500,000	$750	$32,303,479	$(27,304,837)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLICITY INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(19,962,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(14,038)
Change in fair value of warrant liabilities	18,553,333
Changes in operating assets and liabilities:
Prepaid expenses	(1,896)
Accrued expenses	908,880
Franchise tax payable	(66,543)
Net cash used in operating activities	(582,828)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	48,335
Net cash used in investing activities	48,335

Net Change in Cash	(534,493)
Cash – Beginning of period	990,428
Cash – End of period	$455,935

Non-Cash financing activities:
Change in value of common stock subject to redemption	$(19,962,570)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Holicity Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(unaudited)

Note 1—Description of Organization, Business Operations and Basis of Presentation

These condensed consolidated financial statements include the accounts of Holicity Inc. and its consolidated subsidiary (collectively referred to as the “Company”). Holicity Inc. was incorporated in Delaware on June 2, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to initially focus its search on identifying a prospective target business in the technology, media and telecommunications (“TMT”) industries in the United States and other developed countries. The Company’s sponsor is X-icity Holdings Corporation (formerly Pendrell Holicity Holdings Corporation), a Washington corporation (the “sponsor”).

On February 2, 2021, the Company entered into a business combination agreement by and among the Company, Holicity Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Astra Space, Inc. (“Astra”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”). If the Business Combination Agreement is approved by the Company’s and Astra’s stockholders, and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Astra with Astra surviving the merger as a wholly-owned subsidiary of the Company (the “Astra Merger”). In addition, in connection with the consummation of the Astra Merger (the “Closing”), the Company will be renamed “Astra Space, Inc.” and is referred to herein as “New Astra” as of the time following such change of name. For more detailed information regarding the Astra Merger, see Note 9.

The Sponsor intends to finance the Astra Merger in part with net proceeds from the initial public offering discussed below (see also Notes 3 and 4) and in part with the proceeds from private placements of an aggregate of 20,000,000 shares of Holicity Class A common stock to certain private placement investors for $10.00 per share for aggregate gross proceeds of $200.0 million to be issued at the Closing. Should the Astra Merger not be successful, the Company will continue to search for another business combination.

All activity for the period from June 2, 2020 (inception) through March 31, 2021 relates to the Company’s formation, its Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering.

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

Transaction costs amounted to $16.9 million, consisting of $6.0 million of underwriting fees, $10.5 million of deferred underwriting fees and $0.4 million of other offering costs. At March 31, 2021, cash of approximately $0.5 million was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The Company has selected December 31 as its fiscal year end.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021, as amended by Form 10-K/A filed with the SEC on May 3, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021, as amended by Form 10-K/A filed with the SEC on May 3, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $0.5 million of cash and a working capital deficit of $0.4 million.

Prior to the completion of the Initial Public Offering (Note 3) and the Private Placement (Note 4), the Company’s liquidity needs had been satisfied through the sponsor’s payment of $25,000 of the Company’s liabilities in exchange for the issuance of the Founder Shares, and a promissory note (the “Note”) issued by the sponsor (Note 5). The Company repaid the Note on August 7, 2020.

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor may provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities. Through March 31, 2021, the Company had withdrawn an aggregate of $48,335 of interest earned on the Trust Account to pay franchise taxes as permitted.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach for the Private Placement Warrants and market price for the public warrants (see Note 8).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, there were 23,826,936 and 25,823,193 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account less any franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2021, was 0%, which differs from the expected income tax rate due to the Company recording a full valuation allowance on its deferred tax assets as of March 31, 2021.

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

The Company’s condensed consolidated statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account of $14,038 for the three months ended March 31, 2021 (net of applicable franchise and income taxes of approximately $14,000 for the three months ended March 31, 2021), by the weighted average number of Class A common stock for the period. Net loss per common share, basic and diluted, for Class B common stock is calculated by dividing the net loss, less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

Three months ended March 31,
2021
Class A Common Stock
Numerator: Earnings allocable to Class A common stock
Interest income	$14,038
Income and franchise tax	(14,038)
Net Income	$-
Denominator: Weighted average Class A common stock
Class A common stock, basic and diluted	30,000,000
Earnings per share/basic and diluted Class A common stock	$0.00
Class B Common Stock
Numerator: Net loss less Class A common stock net income
Net loss	$(19,962,564)
Class A common stock net income	-
Net loss	$(19,962,564)
Denominator: Weighted average Class B common stock
Class B common stock, basic and diluted	7,500,000
Loss per share/basic and diluted Class B common stock	$(2.66)

Note: for the three months ended March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s common stockholders.

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

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit, which includes the partial exercise by the underwriters of their option to purchase an additional 4,125,000 Units at $10.00 per Unit, generating total gross proceeds of $300.0 million. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering and the partial exercise of the Over-Allotment Option, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8.0 million. Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the sponsor was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees unless the Company calls for a redemption of all warrants when the reported price of the Class A common stock is at least $10.00 per share and no more than $18.00 per share.

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

Related Party Loans

On June 4, 2020, Pendrell agreed to loan the Company an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Pendrell assigned the Note to the sponsor on June 9, 2020, which assumed all obligations thereunder. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the completion of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the $1.0 million of offering proceeds that had been allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination.

Administrative Services Agreement

 The Company entered into an agreement whereby, commencing on August 4, 2020 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.

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

Note 7—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 6,173,064 and 4,176,807 shares of Class A common stock issued or outstanding, excluding 23,826,936 and 25,823,193 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the sponsor or its permitted transferees, unless the Company calls for a redemption of all warrants when the reported price of the Class A common stock is at least $10.00 per share and no more than $18.00 per share (subject to the conditions described in more detail below). If the Private Placement Warrants are held by someone other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may only call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, (i) the warrants are currently exercisable, (ii) there is an effective registration statement covering the Class A common stock issuable upon exercise of the warrants and (iii) the last sales price of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Company may call both the Private Placement Warrants and the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, (i) there is an effective registration statement covering the Class A common stock issuable upon exercise of the warrants, and a current prospectus relating thereto, available throughout the 30-day redemption period, and (ii) the last reported sales price of the Class A common stock reported has been at least $10.00 per share on the trading day prior to the date on which notice of the redemption is given.

During this 30-day redemption period in connection with a redemption of warrants when the price of the Class A common stock is at least $10.00 per share and no more than $18.00 per share, the holders of the warrants may elect to receive, in lieu of the redemption price, a number of shares of Class A common stock per warrant determined by reference to the table as set forth in the warrant agreement.

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

Note 8 — Fair Value Measurements

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $300,012,660 and $300,046,957 in money market funds which are invested in U.S. Treasury Securities, respectively. The Company withdrew $48,335 of the interest earned on the Trust Account to pay franchise tax obligations during the three months ended March 31, 2021. No funds were withdrawn during 2020.

At March 31, 2021, there were 10,000,000 Public Warrants and 5,333,333 Private Placement Warrants outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$300,012,660	$300,046,957
Liabilities:
Warrant liabilities	1	28,900,000	—
Warrant liabilities	3	16,906,666	27,253,333

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

The warrants were classified as Level 3 at December 31, 2020 due to the use of unobservable inputs. A portion of the warrant liability (attributable to the Public Warrants) moved from Level 3 to Level 1 during the three months ended March 31, 2021, after the Company announced its Proposed Business Combination (see Note 9) and the Public Warrants began active trading.

The key inputs into the Monte Carlo simulation model for the warrants were as follows at March 31, 2021 and December 31, 2020:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.94%	0.41%
Expected term (years)	5	5
Expected volatility	29.00%	29.00%
Exercise price	$11.50	$11.50
Stock price	$11.79	$10.11

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the U.S. Treasury rate for expected terms, which was commensurate with the contractual term of the warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined based on the exercise period, the warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The stock price as of March 31, 2021 and December 31, 2020 represents the closing price on the measurement date as observed from the ticker HOL.

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the fair value of the warrant liabilities at December 31, 2020 was $27.3 million. As of March 31, 2021, the aggregate value of the warrants were $45.8 million. The change in the fair value of the warrant liabilities of $18.6 million was recognized in the condensed consolidated Statement of Operations.

The change in the fair value of the warrant liabilities for the period from December 31, 2020 through March 31, 2021 is summarized as follows:

Warrant Liabilities
Fair value as of December 31,2020	$27,253,333
Change in fair value of warrant liabilities	18,553,333
Fair value as of March 31, 2021	$45,806,666

Note 9 — Proposed Business Combination

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

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 17, 2021, the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Holicity Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to X-icity Holdings Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The closing of the Astra Merger is subject to certain customary conditions, including, among other things: (i) approval by our stockholders and Astra’s stockholders of the Business Combination Agreement, the Astra Merger and certain other actions related thereto; (ii) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as amended; (iii) Holicity having at least $250 million of cash at the closing of the Astra Merger, consisting of cash held in its trust account and the aggregate amount of cash actually invested in (or contributed to) Holicity pursuant to the Subscription Agreements (as defined below), after giving effect to redemptions of public shares, if any, but before giving effect to the consummation of the closing of the Astra Merger and the payment of Astra’s and our outstanding transaction expenses as contemplated by the Business Combination Agreement; (iv) the shares of Class A common stock of New Astra to be issued in connection with the Astra Merger having been approved for listing on The Nasdaq Capital Market (“Nasdaq”) subject only to official notice of issuance thereof; (v) no material adverse effect, as defined in the Business Combination Agreement, has occurred with respect to Astra; and (vi) each Founder is employed by and devotes his full time and attention to Astra, and has not died or become disabled.

We intend to finance the Astra Merger in part with net proceeds from the initial public offering discussed below. Should the Astra Merger not be successful, we will continue to search for another business combination.

In addition to the Busines Combination Agreement, there are additional agreements in connection with the Astra Merger, including, among others, the Subscription Agreements, as described elsewhere on the Form 8-K (File No. 001-39426) that we filed with the SEC on February 2, 2021. Additionally, refer to the Company’s Registration on Form S-4 (File No. 333-255703) that was filed with the SEC on May 3, 2021 for further information on the Astra Merger.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 2, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $19,962,564, which consists of operating costs of $190,790, acquisition related expenses of $1,232,479, and changes in fair value of warrant liabilities of $18,553,333, partially offset by interest income on marketable securities held in the Trust Account of $14,038.

Liquidity and Capital Resources

As of March 31, 2021, we had $0.5 million of cash and working capital deficit of $0.4 million.

On August 7, 2020, we consummated the Initial Public Offering of 30,000,000 Units at a price of $10.00 per Unit, at $10.00 per Unit, which includes the partial exercise by the underwriters of their Over-Allotment Option at $10.00 per Unit, generating gross proceeds of $300.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,333,333 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $8.0 million.

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

As of March 31, 2021, we had marketable securities held in the Trust Account of $300,012,660. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the three months ended March 31, 2021, cash used in operating activities was $582,828. Net loss of $19,962,564 was adjusted by the change in fair value of warrant liabilities of $18,553,333 and changes in operating assets and liabilities which provided $840,441 of cash for operating activities, partially offset by interest earned on marketable securities held in the Trust Account of $14,038.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates We have identified the following as a critical accounting policy:

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed

Item 4. Controls and Procedures

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333- 239926), filed in connection with the Company’s initial public offering, declared effective by the SEC on August 4, 2020).

After considering the SEC Statement, we concluded that there were misstatements in our financial statements that were filed prior to this Form 10Q. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

As a result of the misstatements in our previously filed financial statements, we filed a Form 10-K/A with the SEC on May 3, 2021 to amend and restate our financial statements and related footnote disclosures as of December 31, 2020 and for the period from June 2, 2020 (inception) to December 31, 2020.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021 and December 31, 2020. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 and December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement of our previously filed financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021, as amended by our Form 10-K/A filed with the SEC on May 3, 2021.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q

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

HOLICITY INC.
(Registrant)

Date: May 17, 2021	By:	/s/ Steve Ednie
Steve Ednie
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer