Form 10-Q
period 2021-06-30
Astra Space, Inc.
filed 2021-08-13
CIK 1814329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-39426

ASTRA SPACE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	14-1916687
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 Skyhawk Street Alameda, CA	94501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 278-7217

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ASTR	The NASDAQ Global Select Market
Warrants to purchase one share of common Stock, each at an exercise price of $11.50	ASTRW	The NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 9, 2021, the registrant had 200,876,916 shares of Class A common stock, $0.0001 par value per share, outstanding and 56,239,189 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ASTRA SPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$447,456	$10,611
Restricted cash	4,931	—
Inventories	1,832	649
Prepaid and other current assets	5,377	485
Total current assets	459,596	11,745
Non-current assets:
Property, plant and equipment, net	29,326	24,069
Right-of-use asset	9,603	—
Trademark	3,200	—
Other non-current assets	76	77
Total assets	$501,801	$35,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,180	$2,474
Operating lease obligation, current portion	1,649	—
Accrued expenses and other current liabilities	5,505	4,390
Long-term debt, current portion	4,850	41,132
Long-term debt, current portion due to related parties	—	10,503
Total current liabilities	18,184	58,499
Non-current liabilities:
Long-term debt	—	7,286
Warrant liabilities	56,786	—
Operating lease obligation, net of current portion	7,681	—
Other non-current liabilities	2,136	1,685
Total liabilities	84,787	67,470

Commitments and Contingencies (Note 11)

TEMPORARY EQUITY
Series A convertible preferred stock, $0.0001 par value; none authorized, issued and outstanding as of June 30, 2021; 44,017,454 shares authorized, and 43,744,059 shares issued and outstanding as of December 31, 2020, net of issuance cost	—	15,922
Series B convertible preferred stock, $0.0001 par value; none authorized, issued and outstanding as of June 30, 2021; 47,406,862 shares authorized and 47,024,227 shares issued and outstanding as of December 31, 2020, net of issuance costs	—	92,907
Total temporary equity	—	108,829

STOCKHOLDERS’ DEFICIT
Founders convertible preferred stock, $0.0001 par value; none authorized, issued and outstanding as of June 30, 2021; 12,302,500 shares authorized, issued and outstanding as of December 31, 2020	—	1
Class A common stock, $0.0001 par value; 400,000,000 and 176,225,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 198,090,903 and 15,679,758 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	20	2
Class B common stock, $0.0001 par value; 65,000,000 and 61,512,500 shares authorized as of June 30, 2021 and December 31, 2020; 56,239,189 and 47,281,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	6	4
Additional paid in capital	797,263	50,282
Accumulated deficit	(380,275)	(190,697)
Total stockholders’ deficit	417,014	(140,408)
Total liabilities, temporary equity and stockholders’ deficit	$501,801	$35,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

ASTRA SPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$10,458	$7,221	$22,435	$15,532
Sales and marketing	1,125	—	1,189	—
General and administrative	18,318	3,861	30,931	6,983
Total operating loss	(29,901)	(11,082)	(54,555)	(22,515)
Interest expense, net	(678)	(1,253)	(1,213)	(2,252)
Other (expense) income, net	(718)	3,510	(718)	3,961
Loss on extinguishment of convertible notes	—	—	(131,908)	—
Loss on extinguishment of convertible notes attributable to related parties	—	—	(1,875)	—
Loss before taxes	(31,297)	(8,825)	(190,269)	(20,806)
Income tax expense	—	—	—	—
Net loss	$(31,297)	$(8,825)	$(190,269)	$(20,806)

Net loss per share:
Weighted average number of shares of Class A common stock outstanding – basic and diluted	20,035,183	6,352,724	18,131,574	6,317,466
Net loss per share of Class A common stock – basic and diluted	$(0.47)	$(0.16)	$(2.93)	$(0.38)
Weighted average number of shares of Class B common stock outstanding – basic and diluted	46,722,244	48,897,804	46,783,559	48,474,826
Net loss per share of Class B common stock – basic and diluted	$(0.47)	$(0.16)	$(2.93)	$(0.38)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

ASTRA SPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
(In thousands, except share and per share data)

(Unaudited)

	Temporary Equity		Permanent Equity
	Convertible Preferred Stock		Common Stock		Class A Common Stock ( New Astra)		Class B Common Stock (New Astra)		Founders Preferred Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020 (as previously reported)	136,493,663	$108,829	94,678,583	$—	—	—	—	—	18,500,000	$—	$50,289	$(190,697)	$(140,408)
Retroactive application of recapitalization	(45,725,377)	—	(31,717,325)	6	—	—	—	—	(6,197,500)	1	(7)	—	—
Balance as of December 31, 2020, effect of reverse recapitalization (refer to Note 3)	90,768,286	$108,829	62,961,258	$6	—	—	—	—	12,302,500	$1	$50,282	$(190,697)	$(140,408)
Cumulative effect adjustment due to adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(9,719)	691	(9,028)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,177	—	2,177
Exercise of options	—	—	498,807	—	—	—	—	—	—	—	228	—	228
Issuance of Series C Convertible Preferred Stock, net of issuance costs	28,498,141	221,943	—	—	—	—	—	—	—	—	—	—	—
Conversion of Founders Convertible Preferred Stock to Series C Convertible Preferred Stock	5,073,576	—	—	—	—	—	—	—	(5,073,576)	—	8,156	—	8,156
Adjustment to redemption value on Convertible Preferred Stock	—	1,011,726	—	—	—	—	—	—	—	—	(51,131)	(960,595)	(1,011,726)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(158,972)	(158,972)
Balance as of March 31, 2021	124,340,003	$1,342,498	63,460,065	$6	—	—	—	$—	7,228,924	$1	$(7)	$(1,309,573)	$(1,309,573)
Stock-based compensation	—	$—	—	$—	—	—	—	$—	—	$—	$7,444	$—	$7,444
Exercise of options	—	—	1,812,081	—	—	—	—	—	—	—	1,081	—	1,081
Adjustment to redemption value on Convertible Preferred Stock	—	(1,011,726)	—	—	—	—	—	—	—	—	51,131	960,595	1,011,726
Merger recapitalization- Class A	(124,340,003)	(330,772)	(16,261,881)	(2)	140,601,884	14	—	—			330,751	—	330,763
Merger recapitalization- Class B	—	—	(49,010,265)	(4)	—	—	56,239,189	6	(7,228,924)	(1)		—	1
Private offering and merger financing, net of redemptions and equity issuance costs of $23,337	—	—	—	—	57,489,019	6					406,863	—	406,869
Net loss	—	—	—	—							—	(31,297)	(31,297)
Balance as of June 30, 2021	—	$—	—	$—	198,090,903	$20	56,239,189	$6	—	$—	$797,263	$(380,275)	$417,014

	Convertible Preferred Stock		Common Stock		Founders Preferred Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019 (as previously reported)	136,493,663	$108,829	80,294,900	$—	18,500,000	$—	$7,490	$(122,404)	$(114,914)
Retroactive application of recapitalization	(45,725,377)	—	(26,898,791)	5	(6,197,500)	1	(6)	—	—
Balance as of December 31, 2019, effect of reverse recapitalization (refer to Note 3)	90,768,286	$108,829	53,396,109	$5	12,302,500	$1	$7,484	$(122,404)	$(114,914)
Stock-based compensation	—	—	1,508,720	—	—	—	372	—	372
Exercise of options	—	—	173,729	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	(11,981)	(11,981)
Balance as of March 31, 2020	90,768,286	$108,829	55,078,558	$5	12,302,500	$1	$7,875	$(134,385)	$(126,504)
Stock-based compensation	—	—	—	—	—	—	141	—	141
Exercise of options	—	—	10,640	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	(8,825)	(8,825)
Balance as of June 30, 2020	90,768,286	$108,829	55,089,198	$5	12,302,500	$1	$8,021	$(143,210)	$(135,183)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

ASTRA SPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(190,269)	$(20,806)
Adjustments to reconcile net loss to cash flows used in operating activities
Loss on extinguishment of convertible notes	131,908	—
Loss on extinguishment of convertible notes attributable to related parties	1,875	—
Non-cash lease expense	426	—
Stock-based compensation	17,777	513
Depreciation	1,918	1,664
Amortization of convertible note discounts	315	1,391
Amortization of convertible note discounts attributable to related parties	55	307
Gain on mark to market derivatives	—	(2,484)
Gain on mark to market derivatives attributable to related parties	—	(334)
Changes in operating assets and liabilities:
Inventories	(1,182)	—
Prepaid and other current assets	(4,893)	(625)
Other non-current assets	—	61
Accounts payable	3,617	(908)
Change in lease liabilities	(547)	—
Accrued expenses and other current liabilities	2,334	1,028
Other non-current liabilities	2,011	415
Net cash used in operating activities	$(34,655)	$(19,778)
Cash flows from investing activities:
Acquisition of trademark	(3,200)	—
Purchases of property, plant and equipment	(8,647)	(465)
Investment made in leasehold improvements	(149)	(989)
Net cash used in investing activities	$(11,996)	$(1,454)
Cash flows from financing activities:
Proceeds from business combination and private offering, net of transaction costs of $23,337	463,648	—
Borrowings on Pendrell bridge loan	10,000	—
Repayment on Pendrell bridge loan	(10,000)	—
Proceeds from issuance of Series C preferred stock	30,000	—
Issuance cost of Series C preferred stock	(94)	—
Proceeds from issuance of convertible notes	—	17,900
Repayments on term loans	(2,800)	—
Repayments on equipment advances	(3,636)	(933)
Borrowings on economic injury disaster loan	—	500
Borrowings on paycheck protection program loan	—	4,850
Proceeds from stock issued under equity plans	1,309	24
Net cash provided by financing activities	$488,427	$22,341

Net increase in cash, cash equivalents and restricted cash	$441,776	$1,109
Cash, cash equivalents and restricted cash at beginning of period	10,611	10,519
Cash, cash equivalents and restricted cash at end of period	$452,387	$11,628

Non-cash activities:
Conversion of Series A, Series B, Series C, and Founders' convertible preferred into Class A common stock	$330,764	$—
Assets acquired included in accounts payable	537	449
Public and private placement of warrants acquired as part of business combination	56,786	—
Supplemental disclosures of cash flow information:
Cash paid for interest	$691	$217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ASTRA SPACE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Business

Astra Space Operations, Inc. (formerly Astra Space, Inc., and herein “Astra Space Operations”) is a launch vehicle company which designs, tests, manufactures and operates next generation space services that will enable a new generation of global communications, earth observation, precision weather monitoring, navigation, and surveillance capabilities. Astra Space Operations’ goal is to improve life on our planet through greater connectivity and more regular observation and to enable a wave of innovation in low Earth orbit by offering smaller more frequent launches.

Holicity Inc. (“Holicity”) was originally incorporated in Delaware and was established as a special purpose acquisition company, which completed its initial public offering in August 2020. On June 30, 2021 (the “Closing Date”), Holicity consummated a business combination (the “Business Combination”) pursuant to the Business Combination Agreement dated as of February 2, 2021 (the “BCA”), by and among Holicity, Holicity Merger Sub Inc., a wholly owned subsidiary of Holicity (“Merger Sub”), and Astra Space Operations (“pre-combination Astra”). Immediately upon the consummation of the Business Combination, Merger Sub merged with and into Astra Space Operations with Astra Space Operations surviving the merger as a wholly owned subsidiary of Holicity. Holicity changed its name to “Astra Space, Inc.”, and pre-combination Astra changed its name to “Astra Space Operations, Inc”.

Unless the context otherwise requires, “we”, “us”, “our”, “Astra” and the “Company” refers to Astra Space, Inc., the combined company and its subsidiaries following the Business Combination. Refer to Note 3 for further discussion of the Business Combination. The Company’s Class A common stock and warrants to purchase Class A common stock are now listed on the Nasdaq under the symbols “ASTR” and “ASTRW”.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2020 and 2019. The Condensed Consolidated Balance Sheet as of December 31, 2020, included herein, was derived from the audited financial statements of the Company as of that date.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, our results of operations, cash flows and stockholders’ deficit for the periods presented. The results are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.

The Business Combination is accounted for as a reverse recapitalization as pre-combination Astra was determined to be the accounting acquirer under FASB’s ASC Topic 805, Business Combination ("ASC 805"). The determination is primarily based on the evaluation of the following facts and circumstances:

•
the equity holders of pre-combination Astra hold the majority of voting rights in the Company;
•
the board of directors of pre-combination Astra represent a majority of the members of the board of directors of the Company;
•
the senior management of pre-combination Astra became the senior management of the Company; and
•
the operations of pre-combination Astra comprise the ongoing operations of the Company.

In connection with the Business Combination, outstanding common stock and preferred convertible stock of the pre-combination Astra was converted into common stock of the Company, par value of $0.0001 per share, representing a recapitalization, and the net assets of the Company were acquired and recorded at historical cost, with no goodwill or intangible assets recorded. Pre-combination Astra was deemed to be the predecessor and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of pre-combination Astra. Reported shares and earnings per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the BCA. The number of shares of preferred stock was also retroactively restated based on the exchange ratio.

Principles of Consolidation and Liquidity

The condensed consolidated financial statements include the accounts for the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has historically funded its operations primarily by equity financings and convertible promissory notes prior to the Business Combination. As of June 30, 2021, the Company’s existing sources of liquidity included cash and cash equivalents of $447.5 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $380.3 million as of June 30, 2021. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including the development of products. Upon completion of the Business Combination, the Company obtained adequate cash proceeds as part of the reverse recapitalization that will be sufficient to fund operating and capital expenditure requirements and mitigate the relevant conditions that raise substantial doubt about the Company’s ability to continue as a going concern through at least 12 months from the date of issuance of these financial statements.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

The Company is subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to, the possibility of not being able to successfully develop or market its products or services, competition, dependence on key personnel and key external alliances, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has disrupted everyday life and markets worldwide, leading to significant business and supply-chain disruption, as well as broad-based changes in supply and demand. Many of the Company’s customers worldwide were impacted by COVID-19 and temporarily closed their facilities which impacted the speed of research and development. Additionally, we implemented cost-cutting measures in response to the anticipated impact of the COVID-19 pandemic in early 2020, including employee layoffs and temporary furloughs. Further, the Company’s fund raising was negatively impacted in the first half of 2020 as a result of a number of factors surrounding the COVID-19 pandemic. As the global outbreak of COVID-19 continues to rapidly evolve, future impacts on the Company’s business depend on future developments, which remain highly uncertain and cannot be predicted with confidence. This includes factors such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the masking, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions, and related financial impact on the Company, cannot be estimated at this time.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based compensation, common stock, derivatives and warrants, useful lives of fixed assets, deferred tax assets, income tax uncertainties and other contingencies.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalent balances in bank accounts with one bank. All cash accounts are located in the

United States and insured by the Federal Deposit Insurance Corporation (“FDIC”). Although balances may exceed amounts insured by the FDIC, the Company believes there is no exposure to any significant credit risks related to its cash or cash equivalents and has not experienced any losses in such accounts.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. All of the Company’s assets are maintained in the United States. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.

Restricted Cash

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to legal agreements. The Company determines current or non-current classification of restricted cash based on the expected duration of the restriction. As of June 30, 2021, in accordance with the Coronavirus Aid, Relief and Economic Security Act and the BCA, cash of $4.9 million was deposited to a third-party escrow account as the Company’s Paycheck Protection Program note was outstanding and not forgiven prior to Closing Date.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09, combined with all subsequent amendments, which is collectively Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers, provides guidance outlining a single five-step comprehensive revenue model in accounting for revenue from contracts with customers which supersedes all existing revenue recognition guidance, including industry-specific guidance. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The Company adopted the new accounting guidance and related amendments (collectively, the “new revenue accounting standard”) on January 1, 2020 using the modified retrospective method. As the Company did not have any revenue from contracts with any customers prior to the Company’s adoption date, there was no accounting impact upon adoption.

Under ASC 606, the Company will recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Through its current and anticipated offerings, the Company expects to generate revenue by providing the following services:

Launch Services — To provide rapid, global, and affordable launch services to satellite operators and governments.

Spaceport Services — To offer turn-key spaceports with the capability to launch Astra rockets for key government customers. Spaceports will require minimal on-site infrastructure and will leverage Astra’s highly automated launch operations.

Satellite Services — To provide modular configurable satellite buses for customers, leveraging both in-house and partner-provided subsystem components and in-house design and integration services. Satellite Services range from operational support of satellites on orbit, to turn-key provision of entire constellations, offering “concept to constellation” in months instead of years.

As of June 30, 2021, the Company has only entered into contracts for Launch Services. As of June 30, 2021, the Company has not completely achieved commercial viability of the technology required to perform spaceport services or satellite services. The Company’s contracts provide customers with termination for convenience clauses, which may or may not include termination penalties. In some contracts, the size of the contractual termination penalty increases closer to the scheduled launch date. At each balance sheet date, the Company evaluates each contract’s termination provisions and the impact on the accounting contract term, i.e., the period in which the Company has enforceable rights and obligations. This includes evaluating whether there are termination penalties and if so, whether they are considered substantive. The Company applies judgment in determining whether the termination penalties are substantive. As of June 30, 2021, all contracts include termination for convenience provisions. No revenue has been recognized for the three and six months ended June 30, 2021 and 2020.

Revenue for Launch Services is expected to be recognized at a point in time when the Company has delivered the promised services to customers. Although the Company’s contracts are anticipated to last anywhere from 6 to 24 months, depending on the number of launch services and launch dates, the delivery of services leading up to the launch within the contracts is short-term in nature, generally between 30 to 60 days. The timing of revenue recognition may differ from contract billing or payment schedules, resulting in revenues that have been earned but not billed (“unbilled revenue”) or amounts that have been collected, but not earned (“contract liabilities”).

Typical Contractual Arrangements

The Company expects to provide its services based upon a combination of a Statement of Work ("SOW") and an executed contract detailing the General Terms & Conditions. Services are expected to be provided based on a fixed price per launch service identified in the contract.

Performance Obligations and Transaction Price

At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. A contract generally requires the Company to provide an integrated service for each launch, which includes launch vehicle analysis and design, development and production, payload integration, launch preparation and launch support execution. The intention of contract is to provide a full-service launch to the customer rather than providing separate deliverables of each of the services outlined above, and these services are interdependent and interrelated. The Company believes that each dedicated launch will represent one single performance obligation.

The transaction price is defined as the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, which is a fixed price stated in the contract.

When a contract involves multiple launches, the Company will account for each launch as a separate performance obligation, because the customer can benefit from each launch on its own or with other readily available resources and the launch is separately identifiable. The transaction price will be allocated to each performance obligation on an estimated relative standalone selling price basis. The Company’s process to estimate standalone selling prices will involve management’s judgment and will consider multiple factors such as prices charged for similar goods and services and the Company’s ongoing pricing strategy and policies.

Recognition of Revenue

The work performed by the Company in fulfilling the launch performance obligation is not expected to create an asset to the customer since the launch vehicle that is built to deliver the customer’s payload into orbit will not be owned by the customer. As the launch vehicle can have an alternative use by the Company for another customer, the Company expects to recognize revenue upon completion of the performance obligation, which is the launch of the customer’s payload into orbit.

Since the Company’s partially successful test launch of Rocket 3.2 in December 2020, the Company expects to begin recognizing revenue in 2021 on contracts with customers when it satisfies its performance obligation of delivering customer payloads into orbit via its Launch Services. Contracts related to research and development activities are recognized as other income. See Other (Expense) Income, net.

Other Policies, Judgments and Practical Expedients

Contract balances.    Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Receivables represent rights to consideration that are unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. The Company had no contract assets as of June 30, 2021 and December 31, 2020. The Company had contract liabilities of $2.0 million as of June 30, 2021 and none as of December 31, 2020. Payment terms are expected to vary by customer and type of revenue contract.

Remaining performance obligations.    Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. Customers are not considered committed when they are able to terminate their contractual obligations to us without payment of a substantive penalty under the contract. Many of the Company’s contracts allow the customer to terminate the contract prior to launch without a substantive penalty, and therefore the enforceable contract is for a period less than the stated contractual term. Further, the Company has elected not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company had unsatisfied performance obligations of $11.9 million as of June 30, 2021, which are expected to be recognized in the last half of 2022. The Company had no unsatisfied performance obligations as of December 31, 2020.

Costs to obtain a contract.    The Company recognizes an asset for the incremental costs of obtaining a contract with a customer. These costs will be ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for the underlying performance obligations. During the three months and six months ended June 30, 2021 and 2020, the Company did not recognize any expenses related to contract costs. The Company had no assets related to costs to obtain contracts as of June 30, 2021 and December 31, 2020.

For contract costs related to performance obligations with an amortization period of one year or less, the Company applies the practical expedient to expense these sales commissions when incurred. These costs are recognized as incurred within sales and marketing expenses on the accompanying Condensed Consolidated Statements of Operations.

Significant financing component.    In certain arrangements, the Company may receive payment from a customer either before or after the performance obligation has been satisfied. Depending on the expected timing difference between the payment and satisfaction of performance obligations, the Company will assess whether a significant financing component exists.

For the three and six months ended June 30, 2021 and 2020, the Company has not recognized any revenues with respect to the Company’s core business operations of delivering payloads into low-earth orbit. Contracts with governmental entities involving research and development milestone activities do not represent contracts with customers under ASC 606 and as such, amounts received are recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations. There were no such amounts recorded for the three and six months ended June 30, 2021. The Company recorded $0.7 million and $1.1 million for the three and six months ended June 30, 2020, respectively.

Other (Expense) Income, net

Other (expense) income, net, primarily consists of changes in fair value of mark to market derivative liabilities of convertible notes, funding received from governmental entities, and one-time charges incurred during the period. The remaining balance is non-recurring charges that are outside of the Company’s operations. The Company recognizes all derivative instruments in the Condensed Consolidated Balance Sheets at their respective fair value at each reporting date, with measurement adjustments recorded in other (expense) income, net within the Company’s Condensed Consolidated Statements of Operations. No gain or loss related to measurement adjustments of mark to market derivatives was recognized for the three months and six months ended June 30, 2021. The Company recorded a gain of $2.5 million related to measurement adjustments of mark to market derivatives for the three months ended June 30, 2020 and a gain of $2.8 million related to measurement adjustments of mark to market derivatives for the six months ended June 30, 2020.

Loss on Extinguishment of Convertible Notes

No loss was recognized for the extinguishment of convertible notes for the three months ended June 30, 2021. For the six months ended June 30, 2021, the Company recognized a total loss on extinguishment of convertible notes of $133.8 million. On January 28, 2021, the Company settled all convertible notes outstanding as of December 31, 2020 through its Series C financing. Given that certain convertible notes were settled based on negotiated terms between the Company and the note holders, the Company concluded that such settlement should be treated as a privately negotiated debt settlement transaction where debt extinguishment accounting should be applied. Therefore, the Company recognized the loss on extinguishment of convertible notes, which represents the difference between the net carrying amount of the convertible notes at the time of extinguishment and the fair value of Series C convertible preferred stock issued to settle these convertible notes. See Note 7 — Long-Term Debt.

Research and Development

The Company incurs various direct costs in relation to the research and development of launch vehicles along with costs to build the facility to test such vehicles. Research and development costs consist primarily of production supplies, testing materials, personnel costs (including salaries and benefits), depreciation expense, overhead allocation (consisting of various support and facility costs), stock-based compensation and consulting fees. Research and development costs are expensed as incurred. For the three months ended June 30, 2021 and 2020, the Company expensed research and development costs of $10.5 million and $7.2 million, respectively. For the six months ended June 30, 2021 and 2020, the Company expensed research and development costs of $22.4 million and $15.5 million, respectively.

Inventories

Inventories consist of raw materials expected to be used for customer specific contracts. Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method. The Company assesses inventories quarterly for events or changes in circumstances indicating that the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes and records write-downs of inventories to cost of sales in the period for which they occur.

Trademark

As of June 30, 2021, trademark consists of an indefinite-lived intangible trademark asset of $3.2 million, which represents the fair value of a trademark acquired during the three months ended March 31, 2021. The Company performs an annual impairment assessment to determine if there are any impairment indicators.

Prepaid and Other Current Assets

As of June 30, 2021, prepaid and other current assets primarily consist of licensing prepayments of $2.1 million with a remaining payment of $0.7 million due in July 2021, and deposits on launch-related costs of $1.0 million for launches that will occur within twelve months.

Leases

On January 1, 2021, the Company adopted ASU 2016-02, Leases (Topic 842) ("ASC 842"). Under the adoption of the new lease accounting standard, the Company elected practical expedients that allow entities to not reassess 1) initial direct costs, 2) lease classification for existing or expired leases and 3) lease definition for existing or expired contracts as of the effective date of January 1, 2021.

Upon adoption of ASC 842, the Company determines whether a contract is or contains a lease at contract inception by evaluating whether substitution rights exist and whether the Company obtains substantially all of the benefits and directs the use of the identified asset. When the Company determined a lease exists, the Company records a right-of-use asset (“ROU asset”) and corresponding lease liability in the Condensed Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at the commencement date of the lease at the value of the lease liability, adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at the commencement date of the lease based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most leases, the Company uses its incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company does not record lease contracts with a lease term of 12 months or less on its Condensed Consolidated Balance Sheets. Fixed lease costs associated with these short-term contracts are expensed on a straight-line basis over the lease term.

The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. For finance leases, the Company recognizes amortization expense on the ROU asset and interest expense on the lease liability over the lease term.

The Company has lease agreements with non-lease components that relate to the lease components. The Company accounts for each lease component and any non-lease components associated with that lease component as a single lease component for all underlying asset classes. Accordingly, all costs associated with a contract that is or contains a lease are accounted for as lease costs.

Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. These variable lease costs are recognized as incurred over the lease term.

The Company does not include significant restrictions or covenants in lease agreements, and residual value guarantees are generally not included within the Company’s leases. See Note 9 — Leases.

Fair Value Measurements

The carrying amounts of cash, prepaid expenses, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair value because of their short-term maturities. The carrying amounts of the 2018 Term Loans and 2018 Equipment Advances (as defined in Note 7 — Long-Term Debt) approximate fair value as the interest rate varies with the Prime Rate.

According to ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value hierarchy establishes three tiers, which prioritize the inputs used in measuring fair value as follows:

Level 1 —	Observable inputs, such as quoted prices in active markets for identical assets or liabilities;
Level 2 —	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3 —	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Entities are permitted to choose to measure certain financial instruments and other items at fair value. The Company has not elected the fair value measurement option for any of the assets or liabilities that meet the criteria for this election.

Derivative Instruments

The Company recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at their respective fair values. The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s condensed consolidated financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is revalued as of each reporting date and recorded as a liability, and the change in fair value during the reporting period is recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations.

The classification of derivative instruments, including whether such instruments should be recorded as assets/liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument assets and liabilities are classified in the Condensed Consolidated Balance Sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the Condensed Consolidated Balance Sheets dates. When a derivative instrument is sold, terminated, exercised or expires, the gain or loss is recorded in the Consolidated Statements of Operations.

The Company did not have a derivative liability related to the share settlement obligation of the Company’s convertible notes as of June 30, 2021 and December 31, 2020, respectively. See Note 7 — Long-Term Debt.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees, directors and nonemployees based on the estimated grant date fair value of the awards in accordance with ASC 718, Compensation — Stock Compensation. The Company estimates grant date fair value of options using an option-pricing valuation model and accounts for forfeitures as they occur. The fair value of restricted stock awards is based on the fair value of the underlying shares on the date of grant, and is expensed over the requisite service period. The fair value of all stock-based compensation is recognized as an expense on a straight-line basis over the full vesting period of the awards for time-based restricted stock awards. See Note 14 — Stock-Based Compensation.

Convertible Preferred Stock

Series A, B and C Convertible Preferred Stock are classified in temporary equity as they contain terms that could require the Company to redeem them for cash at the option of the holder or the occurrence of other events not solely within the Company’s control. The shares of Series A, B and C Convertible Preferred Stock were converted into Class A common stock upon consummation of the Business Combination.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are recognized when events or circumstances have occurred, and amounts are probable and estimable. The Company’s accrued expenses and other current liabilities balances relate to accruals that are recurring in nature to the company's operations and primarily include payments on corporate credit cards used for routine operational and travel related expenses, accrued payroll and other employee related liabilities, and accrued interest related to debt. The Company also recognizes legal accruals in accrued expenses and other current liabilities for material litigation when payments are probable and estimable. The amount recorded in accrued expenses and other current liabilities for these items was $5.5 million and $4.4 million as of June 30, 2021 and December 31, 2020, respectively.

Warrant Liabilities

As part of Holicity’s initial public offering ("IPO") in 2020, Holicity issued 9,999,976 warrants to third party investors, and each whole warrant entitles the holder to purchase one share of the Company's Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Holicity completed the private sale of 5,333,333 warrants to Holicity’s sponsor (“Private Placement Warrants”) and each Private Placement Warrant allows the sponsor to purchase one share of the Company's Class A common stock at $11.50 per share. Subsequent to the Business Combination, all 9,999,976 Public Warrants and 5,333,333 Private Placement Warrants remained outstanding as of June 30, 2021.

The Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant.

The Company accounts for Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). Specifically, the exercise of the Public and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because not all of the Company’s shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Placement Warrants do not meet the conditions to be classified in equity. Since the Public and Private Placement Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (ASC 740"). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. See Note 8 — Income Taxes.

Earnings (Loss) per Share

Net loss per share is calculated using the two-class method required for participating securities and multiple classes of common stock. The Company considers convertible preferred stock to be participating securities as the holders have the right to participate in dividends with the common stockholders on a pro-rata, as converted basis. Prior to any dividends or earnings distribution to common stock, the holders of the Convertible Preferred Stock have a right to preferential dividends. Thus, losses are allocated to common stock and convertible preferred stock on a pro-rata, as converted basis following distribution of the preferential dividends to convertible preferred stockholders. Since application of the if-converted method results in anti-dilution, the two-class method is not applied to convertible preferred stock in the diluted earnings (loss) per share calculation. The dilutive effect of warrants and stock options is computed using the treasury stock method. Diluted earnings (loss) per share excludes all dilutive potential shares if their effect is anti-dilutive. See Note 15 — Loss per Share.

Commitments and Contingencies

The Company accrues for claims and litigation when they are both probable and the amount can be reasonably estimated. Where timing and amounts cannot be reasonably determined, a range is estimated, and the lower end of the range is recorded. Legal costs incurred in the connection with loss contingencies are expensed as incurred. See Note 11 — Commitments and Contingencies.

Note 3 — Reverse Capitalization

On June 30, 2021, pre-combination Astra Space, Inc. and Holicity Inc. consummated the merger contemplated by the BCA, with Astra Space, Inc. surviving the merger as a wholly owned subsidiary of Holicity. Upon consummation of the merger, Holicity changed its name to Astra Space, Inc., and pre-combination Astra changed its name to Astra Space Operations, Inc.

Immediately following the business combination, there were 198,090,903 shares of Class A common stock and 56,239,189 shares of Class B common stock issued and outstanding with a par value of $0.0001. Additionally, there were outstanding options to purchase an aggregate of 5,993,412 share of Class A common stock and outstanding warrants to purchase 15,813,829 shares of Class A common stock.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP as pre-combination Astra has been determined to be the accounting acquirer. Under this method of accounting, while Holicity was the legal acquirer, it has been be treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of pre-combination Astra issuing stock for the net assets of Holicity, accompanied by a recapitalization. The net assets of Holicity were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of pre-combination Astra. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (approximately one pre-combination Astra share to 0.665 of the Company's shares).

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash, net of transactions costs, of $463.6 million, including $200.0 million in gross proceeds from the private placements (the “PIPE”). In connection with the Business Combination, $25.2 million of transaction costs were paid on the Closing Date. Additionally, on the Closing Date, the Company repaid the short-term promissory notes with Pendrell (the “Bridge Loan”) of $10.4 million, which included principal of $10.0 million and end of term fee of $0.4 million as of June 30, 2021. The Company also repaid the outstanding principal and interest of $4.6 million for the term loan and equipment advances with Silicon Valley Bank. Refer to Note 7 – Long-term Debt.

The Company incurred $25.5 million in transaction costs relating to the merger with Holicity, of which $23.3 million has been recorded against additional paid-in capital in the Condensed Consolidated Balance Sheets and the remaining amount of $2.2 million was recognized as general and administrative expenses on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021. On the date of the Business Combination, the Company recorded a liability related to the Public and Private Placement Warrants of $56.8 million, with an offsetting entry to additional paid-in capital. In relation to the Public and Private Placement Warrants, the Company recognized a portion of pre-combination Astra’s capitalizable transaction costs relating to the merger with Holicity, using the relative fair value method, as general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

Upon closing of the Business Combination, the shareholders of Holicity, including Holicity founders, were issued 37,489,019 shares of Class A common stock. In connection with the Closing, holders of 10,981 shares of common stock of Holicity were redeemed at a price per share of $10.00. In connection with the Closing 20,000,000 shares were issued to PIPE investors at a price per share of $10.00.

The number of shares of Class A common stock issued immediately following the consummation of the Business Combination were:

Common stock of Holicity	29,989,019
Holicity founder shares	7,500,000
Shares issued in PIPE	20,000,000
Business Combination and PIPE shares	57,489,019
Pre-combination Astra shares	140,601,884
Total shares of Class A common stock immediately after Business Combination	198,090,903

In addition, in connection with the consummation of the Business Combination, 56,239,189 shares of Class B common stock were issued to two executive officers and founders of the Company: Chris Kemp and Adam London in exchange for an aggregate 73,699,647 shares of common stock and an aggregate 10,870,562 shares of Founders Preferred Stock of pre-combination Astra.

 Note 4 — Recently Issued Accounting Pronouncements

As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for the Company for fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted with simultaneous adoption of all provisions of the new standard. The Company is currently evaluating the impact of adopting this guidance.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This temporary guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective from March 12, 2020 and may be applied prospectively through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance.

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), and since that date has issued subsequent amendments to the initial guidance intended to clarify certain aspects of the guidance and to provide certain practical expedients entities can elect upon adoption. The principle of ASU 2016-02 is that a lessee should recognize assets and liabilities that arise from leases. Lessees will need to recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments. The right-of-use asset will be based on the liability, with differences related to deferred rent and initial direct costs, etc. For income statement purposes,

ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in a straight-line expense pattern while finance leases will result in a front-loaded expense pattern. ASU 2016-02 is effective for the Company beginning January 1, 2022. As of January 1, 2021, the Company early adopted Topic 842 using the modified retrospective approach and as a result will not restate prior periods. The cumulative effect of the changes made to the January 1, 2021 Condensed Consolidated Balance Sheet for the adoption of ASU 2016-02 was the addition of a right-of-use asset of $4.6 million and a lease liability of $4.7 million. See Note 9 — Leases.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible instruments with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature (“BCF”). As a result, a convertible debt instrument can be accounted for as a single liability measured at its amortized cost under certain circumstances. These changes may reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument where the embedded conversion option was separated according to beneficial conversion or cash conversion guidance. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share for convertible instruments and the treasury stock method will be no longer available. This standard will be effective for the Company’s fiscal years beginning in the first quarter of 2022, with early adoption permitted in 2021. The Company elected to early adopt ASU 2020-06 as of January 1, 2021 using a modified retrospective transition method. In transition, the Company was required to apply the guidance to all impacted financial instruments that were outstanding as of January 1, 2021 with the cumulative effect recognized as an adjustment to the opening balance of accumulated deficit. As a result of early adopting ASU 2020-06, the Company made certain adjustments to its accounting for certain outstanding convertible notes issued in 2020 with separately recognized BCFs. The adoption of ASU 2020-06 resulted in the re-combination of the liability and equity components of these convertible notes into a single liability instrument, which required the Company to record a $9.7 million decrease in additional paid in capital from the derecognition of the BCFs, a $9.0 million increase in debt from the derecognition of the discount associated with the BCFs, and a $0.7 million cumulative effect, net of tax effects, decrease to the opening balance of its accumulated deficit as of January 1, 2021 upon transition. Since the Company had a net loss for the three months and six months ended June 30, 2021, the convertible notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.

Note 5 — Inventories

The Company’s inventories included raw materials of $1.8 million and $0.6 million, as of June 30, 2021 and December 31, 2020, respectively, which are necessary to construct the Company’s launch vehicles for customer-specific contracts. Costs related to the construction of research and development launch vehicles are recorded as research and development expenses when incurred. Under the Company’s business model, launch vehicles are manufactured to deliver customer payloads of various sizes to various locations in low-earth orbit.

There were no inventory write downs as of June 30, 2021 and December 31, 2020.

Note 6 — Property, Plant and Equipment, Net

Presented in the table below are the major classes of property, plant and equipment:

in thousands	As of June 30, 2021	As of December 31, 2020
Construction in progress	$7,605	$—
Computer and software	2,100	1,440
Leasehold improvements	13,873	13,873
Research and development equipment	5,518	4,903
Production equipment	8,177	8,174
Furniture and fixtures	468	466
Kodiak Spaceport	—	2,079
Total property, plant and equipment	37,741	30,935
Less: accumulated depreciation	(8,415)	(6,866)
Total property, plant and equipment, net	$29,326	$24,069

Depreciation expense is recorded within operating costs in the Condensed Consolidated Statements of Operations and amounted to $1.0 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $1.9 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. No impairment charges were recorded for the three months and six months ended June 30, 2021 and 2020.

Kodiak Spaceport

On June 19, 2019, the Company entered into an agreement with Alaska Aerospace Corporation (“AAC”) to develop a commercial launch pad site (“Launch Pad”) in Kodiak, Alaska. The Launch Pad development includes construction of the Launch Pad and obtaining Federal Aviation Agency spaceport license approval for launch operations beginning in August 2019. The Launch Pad’s costs were jointly funded by AAC and the Company. Throughout the term of the agreement, the State of Alaska retains ownership of the developed Launch Pad site.

The Company’s involvement in the construction of the Launch Pad, inclusive of the land, resulted in the Company being recognized as the owner of the Launch Pad during the lease term. Prior to the adoption of ASC 842, the arrangement was accounted for as a build-to-suit lease under ASC 840 — Leases. The total construction costs of $2.1 million were capitalized within property, plant and equipment, net on the Consolidated Balance Sheet, and were depreciated on a straight-line basis over the life of the lease term. AAC’s contributions of $0.8 million were recorded as a financing obligation which was included in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets to be released at the end of the lease term.

Upon adoption of ASC 842 on January 1, 2021, the Company derecognized the Kodiak Spaceport asset of $2.1 million, the accumulated depreciation of $0.4 million, and the financing obligation of $0.8 million, with an adjustment to equity for the difference. The Company also recognized a right-of-use asset of $0.9 million for the Kodiak Spaceport lease. No lease payments remained to be paid as of the transition date. As such, equity was adjusted against the right-of-use asset. See Note 9 — Leases.

Note 7 — Long-Term Debt

The Company’s debt obligations consist of the following:

	As of
	June 30, 2021		December 31, 2020
in thousands	Principal	Unamortized Discount	Principal	Unamortized Discount
Term loan	$—	$—	$2,800	$—
Equipment advances	—	—	3,636	—
Paycheck Protection Program note	4,850	—	4,850	—
Convertible notes	—	—	59,835	12,200
Total debt	4,850		71,121
Less: debt discount	—		(12,200)
Less: current portion	(4,850)		(51,635)
Total long-term debt book value, net	$—		$7,286

Debt issuance costs were not material for any debt obligations individually, or in the aggregate, for the issuances of the above debt obligations as of June 30, 2021 and December 31, 2020. Therefore, debt issuance costs were expensed upon the issuance of respective debt obligations. The Company is in compliance with all financial covenants required by the loans as of June 30, 2021.

Current portion of long-term debt includes those principal balances and unamortized debt discount expected to be repaid within twelve months from June 30, 2021 and December 31, 2020.

In connection with the Business Combination, all outstanding debt at the Closing Date with the exception of the Paycheck Protection Program note were settled on June 30, 2021. Refer to Note – 3 Reverse Recapitalization.

Term Loan and Equipment Advances

On December 25, 2018, the Company entered into a loan agreement (the “2018 Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the 2018 Loan Agreement, the Company can borrow up to a total of $3.0 million term loans (“2018 Term Loans”) and $7.0 million equipment loans (“2018 Equipment Advances”) with access period ending on April 30, 2020 for 2018 Term Loans and June 30, 2019 for 2018 Equipment Advances. For the 2018 Term Loans, monthly payments of interest only were required to be made commencing on the first day of the month following the month in which the funding occurs with respect to such term loan, and continuing thereafter on the first day of each successive calendar month, through April 30, 2020. Commencing May 1, 2020 and continuing thereafter on the first day of each successive calendar month through its maturity date, monthly payments of equal principal and accrued interest are required to be remitted. For each equipment advance, commencing on the first day of the month following the month in which the funding date occurs with respect to such equipment advance, and continuing thereafter on the first day of each successive calendar month through its equipment maturity dates, monthly payments of equal principal and accrued interest are required to be remitted. The 2018 Term Loans bear an interest rate equal to the greater of (i) 5.25% or (ii) 1.5% above the Prime Rate. The 2018 Equipment Advances bear an interest rate equal to the greater of (i) 5.25% or (ii) 1.0% above the Prime Rate. As of June 30, 2021 and December 31, 2020, the interest rate for the 2018 Term Loans and the 2018 Equipment Advances is 5.25%. The Prime Rate is defined as the rate of interest per annum from time to time published in the money rates section of The Wall Street Journal or any successor publication. Interest is payable monthly and compounded monthly based on a 360-day year.

Borrowings under the 2018 Loan Agreement are secured by a security interest in all goods, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles, accounts, documents, instruments, chattel paper, cash, deposit accounts, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located.

In connection with the execution of the 2018 Loan Agreement, the Company entered into a 2018 warrant agreement which granted certain warrants to SVB (the “Warrants”). The Warrants were issued in one initial tranche on December 25, 2018 and three subsequent tranches in 2019 each time the Company made an additional debt draw under the 2018 Loan Agreement. Pursuant to the warrant agreement, SVB has the option to purchase an aggregate of 480,520 shares of Class A common stock. The warrants have a weighted average exercise price of $0.24 per share and are exercisable for a period of 10 years. The Company accounted for all the Warrants issued as equity instruments since the Warrants are indexed to the Company’s common shares and meet the criteria for classification in stockholders’ equity.

The issuances under the 2018 Term Loan and 2018 Equipment Advances are as follows:

in thousands	Principal	Maturity Date
Term Loan	$3,000	April 1, 2023
Equipment Advances – January 31, 2019 Issuance	2,410	January 1, 2022
Equipment Advances – April 29, 2019 Issuance	2,428	April 1, 2022
Equipment Advances – June 27, 2019 Issuance	2,162	June 1, 2022
Total	$10,000

Paycheck Protection Program Note (“PPP Note”)

On April 20, 2020, the Company received loan proceeds of approximately $4.9 million under the Paycheck Protection Program (“PPP”), offered by the U.S. Small Business Administration (the “SBA”) pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Note proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves, rent and utilities, and mortgage interest payments. The PPP Note is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP Note.

The Company used the PPP Note amount intended for Qualifying Expenses. However, no assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part. The interest rate on the PPP Note is a fixed rate of 1% per annum. The PPP Note matures in April 2022. In the first quarter of the year ended December 31, 2021, the Company submitted a forgiveness application to its lender seeking full forgiveness of the PPP Note. The eligibility requirement of the PPP Note is subjective, and if determined that the Company is ineligible to receive the PPP Note, the Company could be required to pay the PPP Note in its entirety.

Convertible Notes

Issuance of Convertible Notes

From June 2019 through July 2019, the Company issued $14.8 million of convertible promissory notes (the “June 2019 Convertible Notes”) to certain investors. The June 2019 Convertible Notes mature on June 10, 2021 and accrue interest at 2.37% or 2.13%, compounded annually on basis of 360-days year of twelve 30-day months. Principal and any accrued but unpaid interest are due and payable at maturity.

From October 2019 through December 2020, the Company issued $45.0 million of convertible promissory notes (the “October 2019 Convertible Notes” and collectively with the June 2019 Convertible Notes, the “Convertible Notes”) to certain investors. The October 2019 Convertible Notes mature on October 1, 2021 and accrue interest at 1.69%, 1.59% or 1.85%, compounded annually on basis of 360-days year of twelve 30-day months. Principal and any accrued but unpaid interest are due and payable at maturity.

Pursuant to the terms of the Convertible Notes, the Convertible Notes will convert, including outstanding principal and any accrued but unpaid interest, with no fractional shares and proper notice based on the below:

Maturity:    Upon maturity, convert into the shares issued in the then most recent Preferred Stock financing at the lowest price per share of such shares in such financing at the option of the holders.

Next Equity Financing:    Upon the Company’s next equity financing yielding at least $20 million in a single transaction for the June 2019 Convertible Notes and $50 million in a single transaction for the October 2019 Convertible Notes (“Next Equity

Financing”), the Convertible Notes shall automatically convert into those equity securities issued at a price lesser of 80% of the qualified financing price or a per share price reflecting a pre-money, fully-diluted valuation of $350 million for the June 2019 Convertible Notes and $450 million for the October 2019 Convertible Notes.

Change of Control:    In the event of a change of control, immediately prior, the note shall convert into cash equal to 1.5 times the outstanding principal and any accrued but unpaid interest or at the option of the holder convert into common stock at a price per share equal to the lesser of 80% of the change of control price per common stock or a per share price reflecting a pre-money, fully-diluted valuation of $500 million for the June 2019 Convertible Notes and $450 million for the October 2019 Convertible Notes.

Upon maturity, the holders of the Convertible Notes have the option to extend the maturity date for another 2 years.

The Company determined that the contingent share-settled redemption upon the Next Equity Financing or Change of Control at 80% of the next round price and the contingent redemption upon Change of Control at 1.5 times of the outstanding principal and accrued interest were embedded derivatives (“Redemption Obligation”) that required bifurcation as derivative liabilities as well as upon issuance a reduction in the carrying value of the underlying note. The Company measures the bifurcated compound derivative at fair value based on significant inputs not observable in the market, which causes them to be classified as Level 3 measurements within the fair value hierarchy. Redemption Obligation derivatives are determined to be material at each issuance date. The bifurcated derivative was bifurcated from each note at the amount of the fixed premium, and the expected premium based on likelihood of the Next Equity Financing at different dates which result in differing levels of premium.

The bifurcated embedded derivative had a zero fair value as of December 31, 2020 and through the settlement of the Convertible Notes in January 2021. The following tables present changes in fair value of the embedded compound derivative (associated with the Company’s Convertible Notes) for the six months ended June 30, 2021 and 2020:

	Embedded Derivative in Convertible Notes
	June 30,
in thousands	2021	2020
Balance – December 31	$—	$4,698
Additions	—	3,261
Measurement adjustments	—	(2,818)
Balance – June 30	$—	$5,141

The measurement adjustments are recognized in other (expense) income, net within the Company’s Condensed Consolidated Statements of Operations. To determine the fair value of the embedded derivatives, the Company used an income approach considering potential future conversion and calibrated a discount rate to be consistent with the price paid at Issuance. The income approach considered assumptions including preferred stock values, volatilities, risk free rates, and discount rates/additional discount factors calibrated to be consistent with the price paid at Issuance. Additionally, other key assumptions included probability and timing of financing or the note remaining outstanding through maturity. The following table sets forth the range of inputs for the significant assumptions utilized to determine the fair value of embedded derivatives at each issuance:

At Issuance	June 2019 Convertible Notes	October 2019 Convertible Notes	Q4 2020 Convertible Notes
Preferred stock value	$1.30	$1.30	$1.98 – 2.32
Risk free rates	1.8% – 2.0%	0.9% – 1.8%	0.1%
Risk-adjusted discount rate	15.0%	15.0%	15.0%
Additional discount factor	0.1% – 0.9%	0.9% – 4.7%	4.7%
Preferred volatility	15.3%	15.3%	20%

Prior to the adoption of ASU 2020-06 on January 1, 2021 and upon issuance of the Convertible Notes, the Company assessed whether an immediate beneficial conversion feature (“BCF”) existed with regards to the non-contingent conversion option upon maturity to convert the Convertible Notes into the shares issued in the most recent Preferred Stock financing (i.e., Series B Preferred Stock) at the issuance of the Convertible Notes. A beneficial conversion feature exists when convertible instruments are issued with an initial “effective conversion price” that is less than the fair value of the underlying stock. The Company determined that there was no BCF associated with such conversion feature upon issuance except for the Convertible Notes issued on October 29, 2020, November 12, 2020, November 16, 2020, November 19, 2020, December 1, 2020 and December 11, 2020 (“Q4 2020 Convertible Notes”). At the commitment dates, the Company determined the conversion feature related to the Q4 2020 Convertible Notes to be beneficial to the investors. The following table summarizes the calculation of the BCFs as of the issuance dates of these Q4 2020 Convertible Notes, which continued to be presented in additional paid in capital as of December 31, 2020:

				As of December 31, 2020
	Effective Conversion Price	Fair Value of Series B Preferred Stock	Number of Shares upon Conversion (pre-combination)	BCF in thousands
October 29, 2020	$1.33	$2.32	1,125,281	$1,113
November 12, 2020	1.33	2.32	4,456,114	4,407
November 16, 2020	1.33	2.32	871,378	862
November 19, 2020	1.33	2.32	2,504,466	2,476
December 1, 2020	1.33	2.32	120,030	119
December 11, 2020	1.33	2.32	750,188	742
Total				$9,719

Prior to the adoption of ASU 2020-06 on January 1, 2021, the Company recorded a total BCF of $9.7 million, representing the intrinsic value of the in-the-money portion of the non-contingent conversion option upon maturity, in equity, with an offsetting reduction to the carrying amount of the Q4 2020 Convertible Notes as a debt discount upon issuance. The equity component of $9.7 million was not re-measured as long as it continued to meet the conditions for equity classification. The debt discounts resulting from the accounting for a beneficial conversion option and the fair value of embedded derivative at issuance were amortized using the effective interest method over the term of the Q4 2020 Convertible Notes.

For all other Convertible Notes, the debt discount resulting from the bifurcation of the embedded derivatives at issuance was amortized into interest expense using the effective interest method over the term of the Convertible Notes. All Convertible Notes were classified as current liabilities as of December 31, 2020.

On January 1, 2021, the Company elected to adopt ASU 2020-06 based on a modified retrospective transition method. Under such transition, prior-period information has not been retrospectively adjusted. In accounting for the Q4 2020 Convertible Notes after the adoption of ASU 2020-06, the BCFs and unamortized debt discount associated with the recognition of such BCFs were derecognized from the Condensed Consolidated Balance Sheets as of January 1, 2021, resulting in a $9.0 million increase in the carrying amount of the Q4 2020 Convertible Notes, a $9.7 million decrease in additional paid in capital, and a $0.7 million cumulative decrease to the opening balance of its accumulated deficit as of January 1, 2021, net of tax effects.

The issuances under the Convertible Notes are as follows:

	Maturity Date of June 10, 2021
in thousands	Principal	Interest Rate
June 10, 2019	$12,950	2.37%
June 12, 2019	500	2.37%
June 13, 2019	400	2.37%
July 19, 2019	235	2.13%
July 25, 2019	750	2.13%
Total	$14,835

	Maturity Date of October 01, 2021
in thousands	Principal	Interest Rate
October 1, 2019	$14,000	1.69%
February 6, 2020	6,000	1.59%
February 12, 2020	5,000	1.59%
February 28, 2020	6,900	1.59%
October 29, 2020	1,500	1.85%
November 12, 2020	5,940	1.85%
November 16, 2020	1,162	1.85%
November 19, 2020	3,338	1.85%
December 1. 2020	160	1.85%
December 11, 2020	1,000	1.85%
Total	$45,000

Settlement of Convertible Notes

On January 28, 2021, the Company entered a stock purchase agreement with certain investors to close the issuance of Series C convertible preferred stock at a cash purchase price of $6.62 per share and settle all outstanding Convertible Notes through Series C convertible preferred stock at a conversion price of $1.33 or $1.71 per share (“Series C Financing”). The Company issued 38,323,292 shares of Series C Convertible Preferred Shares (pre-combination) for conversion of outstanding Convertible Notes of $61.0 million.

The June 2019 Convertible Notes were settled pursuant to the contractual conversion upon the Next Equity Financing feature with such financing yielding at least $20 million in a single transaction. The Company credited the net carrying amount of the June 2019 Convertible Notes of $14.5 million, including any unamortized debt discount, to Series C convertible preferred stock with no gain or loss recognized.

The October 2019 Convertible Notes were settled based on negotiated terms between the Company and the note holders as the Series C Financing did not meet the definition of Next Equity Financing for the October 2019 Convertible Notes. The Company assessed the economics of the settlement of the October 2019 Convertible Notes and concluded that it should be treated as a privately negotiated debt redemption/settlement transaction where debt extinguishment accounting should be applied. Therefore, the Company derecognized the net carrying amount, including any unamortized debt discount, of the October 2019 Convertible Notes of $42.6 million and recognized the Series C convertible preferred stock issued specifically to settle the October 2019 Convertible Notes at fair value as the reacquisition consideration. Accrued and unpaid interest of $0.6 million was settled and not paid in cash and therefore it was included in calculating the extinguishment loss. The difference between the net carrying amount of the October 2019 Convertible Notes, plus accrued and unpaid interest, and the reacquisition consideration was recorded as a loss on extinguishment within other (expense) income, net in the Condensed Consolidated Statement of Operations.

The Company issued in aggregate 26,727,308 shares of Series C convertible preferred stock (pre-combination) to settle the October 2019 Convertible Notes. The fair value of the Series C convertible preferred stock was determined to be $176.9 million using the cash purchase price of $6.62 per share on January 28, 2021. These October 2019 Convertible Notes had a carrying amount plus accrued and unpaid interest of $43.2 million upon settlement. The difference of $133.8 million was recognized as a loss on extinguishment on the Company’s Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2021.

Bridge Loan

On May 20, 2021, the Company entered into a short-term promissory note (the “Bridge Loan”) with Pendrell as the lender, pursuant to which Pendrell agreed to make available to the Company up to $20.6 million in borrowings. Pendrell is the parent of X-icity Holdings Corporation, the sponsor of Holicity. The interest rate on the Bridge Loan borrowings is a fixed rate of 5.00% per annum. However, if repaid in full in connection with the closing of the Business Combination, then no interest shall be due and payable. The Company is required to pay an upfront fee in the amount of 1.00% of the principal amount and an end of term fee in the amount of 2.00% of the principal amount. The funds drawn on the Bridge Loan may be prepaid by the Company at any time. The Bridge Loan matures upon the earliest of (a) the closing of the Business Combination, (b) 60 days following the abandonment of the Business Combination and (c) the date when the commitment amount is otherwise paid in full or accelerated pursuant to the terms of the Bridge Loan. Under the terms of the Bridge Loan, the Company borrowed $10.0 million in June 2021, and subsequently paid off the outstanding principal and end of term fee totaling $10.4 million on June 30, 2021. Refer to Note – 3 Reverse Recapitalization.

The scheduled principal maturities of the Company’s debt obligations as of June 30, 2021 are as follows:

in thousands	2021 (remaining six months)	2022	2023	2024	Thereafter	Total
PPP note	—	4,850	—	—	—	4,850
	$—	$4,850	$—	$—	$—	$4,850

Note 8 — Income Taxes

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and six months ended June 30, 2021 and 2020, the Company recognized no provision for income taxes.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Note 9 — Leases

The Company has operating leases for warehouse, production, and office facilities and equipment. Lease contracts have remaining lease terms of one year to eight years, some of which include options to extend the term by up to 5 years. The Company included renewal options that are reasonably certain to be exercised as part of the lease term. Additionally, some lease contracts include termination options. The Company does not expect to exercise the majority of termination options and generally exclude such options when determining the term of leases. See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies for the Company’s lease accounting policy.

The components of lease costs for three and six months ended June 30, 2021 are as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease costs	$400	$648
Finance lease costs:
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Short-term lease costs	—	—
Variable lease costs	—	—
Sublease income	—	—
Total lease costs	$400	$648

For the three and six months ended June 30, 2020, rent expense recognized under ASC 840 amounted to $0.2 million and $0.4 million, respectively.

There were no losses or gains on sale and leaseback transactions for the three months and six months ended June 30, 2021.

The weighted average remaining lease term as of June 30, 2021 is 7.23 years and the weighted average discount rate is 7.43%.

Cash flows arising from lease transactions for the three and six months ended June 30, 2021 were as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash inflows/(outflows) from operating leases	$(760)	$(770)
Operating cash inflows/(outflows) from finance leases	—	—
Financing cash inflows/(outflows) from finance leases	—	—
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets	—	—
Operating leases	—	—
Finance leases	—	—

Future minimum lease payments under non-cancellable leases in effect as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021 (excluding the six months ended June 30, 2021)	$874	$—
2022	1,659	—
2023	1,655	—
2024	1,655	—
2025	1,655	—
Thereafter	4,481	—
Total future undiscounted minimum lease payments	$11,979	$—
Less: imputed Interest	(2,649)	—
Total reported lease liability	$9,330	$—

The following table summarizes our lease commitments as of December 31, 2020:

Year Ending December 31,	Minimum Lease Commitment
(in thousands)
2021	$712
2022	766
2023	763
2024	762
2025	762
Thereafter	1,708
Total	$5,473

Note 10 — Fair Value Measurements

The Company measured Level 1 financial instruments at fair value based on observable inputs, including unadjusted, quoted prices in active markets for identical assets and liabilities. Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotation, alternative pricing sources or U.S. Government Treasury yield of appropriate term. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded. The Public Warrants of $37.0 million are classified as Level 1 instruments as the Public Warrants are actively traded in public markets.

The Private Placement Warrants are classified as Level 2 financial instruments. The Company estimated the fair value of the Private Placement Warrants using a Monte Carlo simulation based on observable inputs including implied volatility from short term options, common stock price, Public Warrants price and risk-free rate.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

Description	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$37,000	$—	$—	$37,000
Private Placement Warrants	—	19,786	—	19,786
Total warrant liabilities	$37,000	$19,786	$—	$56,786

Note 11 — Commitments and Contingencies

Legal Proceedings

The Company is party to ordinary and routine litigation incidental to our business. On a case-by-case basis, the Company engages inside and outside counsel to assess the probability of potential liability resulting from such litigation. After making such assessments, the Company makes an accrual for the estimated loss only when the loss is probable, and an amount can be reasonably estimated.

As of June 30, 2021, there is no material litigation, arbitration or governmental proceeding currently pending or to Astra’s knowledge, threatened against us or any members of Astra’s management team in their capacity as such that could have a material effect on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, or Condensed Consolidated Statements of Cash Flows.

Purchase Commitments

On May 25, 2021, the Company entered a contract with a supplier to purchase components. The Company is obligated to purchase $22.5 million of components over 60 months. The Company may terminate the supply agreement by paying 50% of the remaining purchase commitment at any point during the contract term. For the three and six months ended June 30, 2021, the Company made total purchases of $0.4 million.

Note 12 — Convertible Preferred Stock

Convertible Preferred Stock

From pre-combination Astra’s inception until the consummation of the Business Combination, approximately $100.2 million of cash capital contributions was raised, net of issuance costs, through the issuance of three rounds of convertible preferred equity.

The three classes of convertible preferred stock of pre-combination Astra are: Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock (collectively, the “Convertible Preferred Stock”). Immediately before the consummation of the Business Combination, the Convertible Preferred Stock of pre-combination Astra consisted of:

Series	Shares Outstanding (pre-combination)	Liquidation Price Per Share	Conversion Price Per Share	Annual Noncumulative Dividend Rights Per Share
A	65,780,540	$0.243233	$0.243233	$0.019459
B	70,713,123	1.333008	1.333008	0.106640
C	50,483,785	6.620970	6.620970	0.529680
Total	186,977,448

Upon the consummation of the Business Combination on June 30, 2021, 186,977,448 shares of Convertible Preferred Stock (pre-combination) converted into 124,340,003 shares of Class A common stock of the Company. The Company no longer had Convertible Preferred Stock authorized, issued or outstanding as of June 30, 2021. The terms and rights of the Convertible Preferred Stock described below represent the terms and rights of the Convertible Preferred Stock prior to the closing of the Business Combination.

Voting Rights and Dividends

Each holder of the Convertible Preferred Stock is entitled to a number of votes equal to the number of whole shares of Class A common Stock into which such holder’s shares are convertible as defined in the amended and restated certificate of incorporation. The holders of outstanding Convertible Preferred Stock are entitled to receive defined dividends per share, when, if, and as declared by the board of directors. These rights are not cumulative, and no right accrues by reason of the fact that dividends on said shares are not declared in any period, nor any undeclared or unpaid dividend bears or accrues interest. After payment of such dividends, and additional dividends or distributions are distributed to all holders of Common Stock, Founders Convertible Preferred Stock and Convertible Preferred Stock in proportion to the number of shares of common stock what would be held on an “as converted” basis. Through June 30, 2021, no dividends have been declared or paid.

Liquidation

In the event of a liquidation event (as defined), the holders of the Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Founders Convertible Preferred Stock and Common Stock, by reason of their ownership, an amount per share equal to the liquidation price per share for each outstanding share of the Convertible Preferred Stock, plus any declared but unpaid dividends thereon to the date fixed for such distribution. If the assets of the Company legally available for distribution are insufficient to permit the payment of the full preferential amounts to the holders of the Convertible Preferred Stock, then the entire assets available for distribution to stockholders are distributed ratably among the holders of the Convertible Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

Upon the completion of the distribution to the holders of Series A, Series B and Series C Convertible Preferred Stock, the holders of outstanding shares of Founders Convertible Preferred Stock and Common Stock are entitled to receive all of the remaining assets of the Company pro rata based on the number of shares of Common Stock held by each assuming conversion of all such Founders Convertible Preferred Stock into Common Stock.

Each of the Convertible Preferred Stock shares are conditionally puttable by the holders upon Deemed Liquidation events, which includes a change of control or a sale of substantially all the Company’s assets. The Company determined that triggering events that could result in a Deemed Liquidation are not solely within the control of the Company. Therefore, the Convertible Preferred Stock is classified outside of permanent equity (i.e., temporary equity). The Convertible Preferred stock is subject to standard protective provisions, none of which provide creditor rights. As of December 31, 2020, the Company is not required to remeasure the Convertible Preferred Stock to the redemption value as none of the Deemed Liquidation events were probable at the time.

On January 28, 2021, concurrent with Series C Financing, the Company amended its certificate of incorporation to add a merger with a special purpose acquisition company (“SPAC Transaction”) as one of the defined Deemed Liquidation events. In addition, upon triggering of the Deemed Liquidation events, the holders of the Convertible Preferred Stock are entitled to receive the greater of their liquidation preference per share and the as converted value per share. As of March 31, 2021, the Company assessed the probability of a SPAC Transaction to be probable and therefore, the Convertible Preferred Stock are considered probable of becoming redeemable.

Subsequent measurement of Convertible Preferred Stock is then required for the three months ended March 31, 2021. The Company elected to apply the current redemption value method to measure the redeemable Convertible Preferred Stock. Under this method, changes in the redemption value are recognized immediately as they occur and the carrying value of the Convertible Preferred Stock is adjusted to the redemption value at the end of each reporting date. In the absence of retained earnings, adjustments to redemption value were recorded against additional paid-in capital, if any, and then to accumulated deficit. As of March 31, 2021, adjustments to the carrying amount of the Convertible Preferred Stock of $1.1 billion, reflecting the estimated redemption value of $7.18 per share as of March 31, 2021, are treated as deemed dividends and are recognized against additional paid-in capital and accumulated deficit on the Condensed Consolidated Balance Sheet as of March 31, 2021.

On the Closing Date of the Business Combination, all outstanding Convertible Preferred Stock converted into Class A common stock of the Company, therefore, the redemption value as of June 30, 2021 was reduced to zero. The Company then derecognized the adjustments of $1.1 billion previously recognized by debiting the carrying amount of the Convertible Preferred Stock and crediting additional paid-in capital and accumulated deficit as of June 30, 2021.

Conversion

The holders of the Convertible Preferred Stock shall have conversion rights as follows:

Right to Convert:    Each of the Company’s Convertible Preferred Stock shall be convertible at the option of the holder thereof into a number of fully paid and nonassessable shares of Class A common Stock as is determined by dividing the liquidation preference by the conversion price for each series, respectively.

Automatic Conversion:    Each share of the Convertible Preferred Stock shall automatically be converted into fully paid and nonassessable shares of Class A common Stock, at the then-effective conversion rates upon the earlier of (i) the vote or written consent of holders of at least a majority of the voting power represented by the then-outstanding shares of Convertible Preferred Stock, voting as a separate class on an as-converted basis or (ii) the closing of a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of common stock at an offering price of not less than $19.9 per share and with aggregate gross proceeds to the Company (prior to deduction of underwriters’ commissions and expenses) of not less than $30.0 million.

Redemption

Convertible Preferred Stock are not mandatorily redeemable.

Note 13 — Stockholders’ Equity

Common and Preferred Stock

As of June 30, 2021, the Company had authorized a total of 466,000,000 shares of stock, consisting of (i) 400,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), (ii) 65,000,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). As of June 30, 2021, the Company had 198,090,903 and 56,239,189 shares of Class A and Class B common stock issued and outstanding, respectively. There was no share of preferred stock outstanding as of June 30, 2021.

Holders of the Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and holders of the Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.

In connection with the Business Combination, the Company’s executive officers and founders, Chris Kemp and Adam London, converted an aggregate 10,870,562 shares of Founders Preferred Stock and an aggregate 3,599,647 shares of Class A common stock of pre-combination Astra, which were entitled to one vote per share, into 9,622,689 shares of Class B common stock of the Company, which are entitled to ten votes per share.

Founders Convertible Preferred Stock

The Company issued 18,500,000 shares of pre-combination Astra’s Founders Convertible Preferred Stock in 2016. Upon vesting, the compensation expense associated with the Founders Convertible Preferred Stock was recorded as stock-based compensation based on the fair value of the Founders Convertible Preferred Stock on the grant date fair value. Immediately before the closing of the Business

Combination, 10,870,562 shares of pre-combination Astra’s Founders Convertible Preferred Stock were outstanding. Upon closing of the Business Combination, the Founders Convertible Preferred Stock were converted into shares of Class B common stock of the Company. Refer to Note 3 – Reverse Capitalization.

Note 14 — Stock-based Compensation

The following table summarizes stock-based compensation expense that the Company recorded in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2021	2020	2021	2020
Research and development	$125	$53	$3,304	$205
Sales and marketing	42	—	54	—
General and administrative	7,277	88	14,419	308
Stock-based compensation expense	$7,444	$141	$17,777	$513

Secondary Sales

On January 28, 2021, concurrent with Series C Financing, two executive officers, Chris Kemp, founder and Chief Executive Officer (“CEO”), and Adam London, founder and Chief Technology Officer (“CTO”), entered stock purchase agreements with certain investors including ACME SPV AS, LLC to sell 3,775,879 and 2,265,529 shares, respectively, of Founders Convertible Preferred Stock at purchase prices in excess of the estimated fair value at the time of the transactions (“January 2021 Secondary Sales”) to certain investors. Upon the sale, the Founders Convertible Preferred Stock automatically converted into Series C Convertible Preferred Stock. The Company’s board member, Scott Stanford, is a member of ACME SPV AS, LLC and the Company facilitated the January 2021 Secondary Sales. As a result, for the six months ended June 30, 2021 the Company recorded a total of $8.2 million in stock-based compensation expense for the difference between the price paid by these investors and the estimated fair value of the Founders Convertible Preferred Stock on the date of the transaction.

On April 23, 2021, four executive officers, Chris Kemp, CEO, Adam London, CTO, Kelyn Brannon, Chief Financial Officer (“CFO”), and Martin Attiq, Chief Business Officer (“CBO”), entered into stock purchase agreements with new investors to sell 2,534,793, 865,560, 1,500,000 and 400,000 shares, respectively, of Class A common stock of pre-combination Astra, at a purchase price per share of $5.66 (“April 2021 Secondary Sales”). No additional stock-based compensation expense was recognized for the three and six months ended June 30, 2021 as the purchase price was below fair market value of Class A common stock of pre-combination Astra at the time of the sales.

2021 Omnibus Incentive Plan

On June 30, 2021, the Board of Directors approved the 2021 Omnibus Incentive Plan (the “2021 Plan”), which reserved 36,765,000 shares of Class A common stock for issuance for awards in accordance with the terms of the 2021 Plan. In addition, the pool will increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 5% of the sum of number of shares of (x) Class A common stock and (y) Class B common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A common stock as determined by the Board. The purpose of the 2021 Plan is to advance the Company’s interests by providing for the grant to employees, directors, consultants and advisors of stock and stock-based awards. As of June 30, 2021, no awards have been granted under the 2021 Plan.

2021 Employee Stock Purchase Plan

On June 30, 2021, the Board of Directors approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) to reserve 5,000,000 shares of Class A common stock for issuance for awards in accordance with the terms of the ESPP. In addition, the number of shares reserved for issuance will ultimately increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 1% of the sum of number of shares of (x) Class A common stock and (y) Class B common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A common stock as determined by the Board. The purpose of the ESPP is to enable eligible employees to use payroll deductions to purchase shares of Class A common stock and thereby acquire an interest in the company. As of June 30, 2021, no purchases have been made by eligible employees under the 2021 ESPP

2016 Equity Incentive Plan

In 2016, pre-combination Astra adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Under this Plan, the Board of Directors or a committee appointed by the Board of Directors is authorized to provide stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, and other performance or value-based awards within parameters set forth in the Plan to employees, directors, and non-employee consultants.

In connection with the Business Combination, the Company assumed the 2016 Plan upon closing. Each outstanding and unexercised option (“Astra Option”) was converted, at the exchange ratio established in the BCA, into an option (“New Astra Option”) to acquire shares of the Company’s Class A common stock with the same terms and conditions as applicable to the Astra Option immediately prior to the Business Combination.

Stock Options

Certain options under the 2016 Plan vest upon grant and other options have time-based vesting periods vesting over a period of one to four years and a maximum term of ten years from the grant date.

The following is a summary of stock option activity for time-based options for the six months ended June 30, 2021:

	No. of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2020	8,546,017	$0.85	8.6	$52,120,105
Granted	—	—	—
Exercised	(2,310,888)	0.55	7.6
Forfeited	(228,417)	3.98	—
Expired	(13,300)	0.66	—
Outstanding – June 30, 2021	5,993,412	$0.84	7.7	$46,224,786

Unvested – June 30, 2021	3,308,319
Exercisable – June 30, 2021	2,685,093

In February 2021, the Board of Directors approved the acceleration in vesting of 206,250 pre-combination Astra stock options that were issued to one employee on May 15, 2020. The remaining unvested options were fully vested upon acceleration. The Company recorded a $1.4 million stock-based compensation expense related to the modification for the six months ended June 30, 2021.

On April 23, 2021, the Board of Directors has approved the acceleration of the vesting of 1,900,000 pre-combination Astra stock options issued to two executive officers: Kelyn Brannon and Martin Attiq, on December 27, 2020. The Company recognized the remaining stock-based compensation expense of $7.2 million on its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

As of June 30, 2021, the Company had $2.6 million of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.13 years.

Note 15 — Loss per Share

Founders Convertible Preferred Stock, Convertible Preferred Stock, and unvested Restricted Stock Awards (“RSA’s”) are participating securities in periods of income, as the Founders Convertible Preferred Stock, Convertible Preferred Stock, and unvested RSAs participate in undistributed earnings on an as-if-converted or as-vested basis. However, the Founders Convertible Preferred Stock, and Convertible Preferred Stock, do not share in losses.

The Company computes earnings per share of Common Stock using the two-class method required for participating securities and does not apply the two-class method in periods of net loss. Basic and diluted earnings per share were the same for the years presented as the inclusion of all potential Common Stock outstanding would have been anti-dilutive. Earnings per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the BCA. Subsequent to the Business Combination, earnings per share was calculated based on weighted average number of shares of common stock then outstanding.

The following tables set forth the computation of basic and diluted loss for the three months ended June 30, 2021 and 2020, and the six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(9,393)	$(21,904)	(1,015)	(7,810)
Basic weighted average common shares outstanding	20,035,183	46,722,244	6,352,724	48,897,804
Dilutive weighted average common shares outstanding	20,035,183	46,722,244	6,352,724	48,897,804
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(0.47)	$(0.47)	$(0.16)	$(0.16)

	Six Months Ended June 30,
	2021		2020
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(53,144)	$(137,125)	(2,399)	(18,407)
Basic weighted average common shares outstanding	18,131,574	46,783,559	6,317,466	48,474,826
Dilutive weighted average common shares outstanding	18,131,574	46,783,559	6,317,466	48,474,826
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(2.93)	$(2.93)	$(0.38)	$(0.38)

There were no preferred dividends declared or accumulated as of June 30, 2021 and December 31, 2020. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	As of June 30,
	2021		2020
	Class A Common	Class B Common	Class A Common	Class B Common
Stock options	5,993,412	—	11,141,328	—
Convertible Preferred Stock	—	—	103,070,786	—
Warrants	15,813,829	—	480,520	—
Total	21,807,241	—	114,692,634	—

For the Convertible Notes, before settlement, for purposes of diluted earnings (loss) per share, the Company applies the if-converted method. However, because the adjustment to the numerator for interest expense was anti-dilutive, the Convertible Notes were not included in diluted earnings (loss) per share. Refer to Note 7 — Long-Term Debt for the key terms of the Convertible Notes.

Note 16 — Related Party Transactions

In June 2019, the Company issued promissory convertible notes to A/NPC Holdings LLC and Sherpa Ventures Fund, II LP for gross proceeds of $10.0 million and $0.6 million, respectively. In November 2020, the Company issued promissory convertible notes to Sherpa Ventures Fund II, LP and Eagle Creek Capital LLC, for gross proceeds of $0.2 million and $0.5 million, respectively. Some of the Company’s board members at that time were or are related parties of these entities. Nomi Bergman, who was serving as our director when the promissory convertible notes were issued, is a principal of A/NPC Holdings LLC and Scott Stanford, who serves as our director, is a principal of Sherpa Ventures Fund II, LP and a member of Eagle Creek Capital, LLC. In all instances the terms of these transactions were the same as third-party investors.

On January 28, 2021, the Company settled promissory convertible notes through the issuance of Series C convertible preferred stock. 7,819,887 and 469,193 shares of Series C convertible preferred stock were issued to A/NPC Holdings LLC and Sherpa Ventures Fund II, LP at a per share price of $1.33 to settle $10.4 million and $0.6 million outstanding principal and accrued interest, respectively. Additionally, 264,928 and 115,771 shares of Series C convertible preferred stock were issued to Eagle Creek Capital, LLC and Sherpa Ventures Fund II, LP at a per share price of $1.71 to settle $0.5 million and $0.2 million outstanding principal and accrued interest, respectively. See Note 7 — Long-Term Debt for mechanism of settlement.

Note 17 — Subsequent Events

All subsequent events listed below are non-recognized subsequent events. The Company determined the matters below represent material subsequent events:

Apollo Acquisition

On July 1, 2021, the Company completed its acquisition of Apollo Fusion, Inc. (“Apollo”), a designer and builder of thruster propulsion systems for satellite programs. The Company provided upfront consideration, subject to final adjustments, of approximately

$125.0 million consideration, including approximately 2,558,744 shares of the Company’s Class A common stock worth approximately $30.0 million, approximately $20.0 million in cash, $75.0 million of contingent consideration payable in $15.0 million of cash and $60.0 million of the Company’s Class A common stock, at a reference price per share equal to the then volume weighted average trading price over a five day trading period prior to the business day prior to issuance, provided certain customer revenue-based milestones are achieved prior to December 31, 2023. In addition, an additional $10.0 million of cash and $10.0 million of the Company’s Class A common stock, at a reference price per share equal to the then volume weighted average trading price over a five day trading period prior to the business day prior to issuance, will be issued or issuable to employees of Apollo that join Astra, subject to certain performance-based milestones and other vesting provisions.

Given the recent date of Apollo acquisition, we have not determined the preliminary purchase price for allocation of the fair value of the assets purchased and liabilities assumed in the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF aSTRA

The following discussion and analysis of the financial condition and results of operations of Astra Space, Inc. should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 and unaudited interim condensed consolidated financial statements as of and for the three months and six months ended June 30, 2021 and June 30, 2020, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”. Certain amounts may not foot due to rounding. Unless the context otherwise requires, all references in this section to “the Company” “Astra,” “us,” “our” or “we” refer to Astra Space, Inc. prior to the Business Combination, and to New Astra following the consummation of the Business Combination on June 30, 2021.

Overview

Our mission is to launch a new generation of space services to improve life on Earth. These services are enabled by new constellations of small satellites in Low Earth Orbit (“LEO”), which have rapidly become smaller, cheaper, and more numerous than legacy satellites. Launch vehicles, however, have not evolved in the same way — most rockets remain focused on serving legacy satellites and human spaceflight missions. As a result, we believe most existing launch vehicles are too large, expensive, infrequently launched, and insufficiently responsive to meet the needs of the evolving space market.

We aim to solve this problem with the world’s first mass-produced orbital launch system. Our system consists of a small launch vehicle and mobile ground infrastructure that can fit inside standard shipping containers for rapid deployment anywhere in the world. Our rocket requires a launch site with little more than a concrete pad and only six Astra employees on-site, leveraging our highly automated launch operations, and our production system is designed to scale efficiently to hundreds of launches per year. Our rocket’s payload capacity is tailored for the needs of modern LEO satellite constellations, allowing precise and rapid placement of individual satellites into their required orbits. We believe this makes Astra’s system more responsive and affordable than other launch alternatives, for thousands of LEO satellites planned in the coming decade.

Business Combination and Public Company Costs

We entered into a business combination agreement with Holicity Inc. (“Holicity”) on February 2, 2021. On June 30, 2021 (the “Closing Date”), the previously announced business combination was consummated. Upon the consummation of the business combination, Holicity Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Holicity, merged with and into Astra with Astra surviving the merger as a wholly owned subsidiary of Holicity (the “Business Combination”). Astra became a wholly owned subsidiary of Holicity, which renamed to Astra Space, Inc. (“New Astra”), and Astra renamed to Astra Space Operations, Inc. upon the consummation of the Business Combination.

The Business Combination was accounted for as a reverse recapitalization. Astra was the predecessor and New Astra is the successor SEC registrant, meaning that Astra’s financial statements for previous periods will be presented in New Astra’s future periodic reports filed with the SEC. Holicity was treated as the acquired company for financial statement reporting purposes.

The most significant change in the post-combination Company’s reported financial position and results was a net increase in cash of $463.6 million. We paid $25.2 million in transaction costs relating to the Business Combination at the closing. We recorded a liability related to the Public and Private Placement Warrants of $56.8 million in the condensed consolidated balance sheet on Closing Date.

As a consequence of the Business Combination, the Company trades under the ticker symbol “ASTR” on the Nasdaq. We anticipate that we will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The extent of the impact of the coronavirus pandemic on Astra’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on its customers, suppliers, and employees, all of which is uncertain at this time. Astra expects the COVID-19 pandemic to adversely impact revenue and results of operations, but Astra is unable to predict at this time the size and duration of this adverse impact. Astra has seen some signs of positive effects for its long-term business prospects and partnerships as a result of the pandemic. The COVID-19 pandemic has created an even greater need for broadband internet access from anywhere in the world, and businesses are thinking differently about how their workforce can stay connected. There have also been recent government and commercial announcements about continuous investments in this area and we believe this will continue to support the growth of the small satellite market for the foreseeable future.

For more information on Astra’s operations and risks related to health epidemics, including the COVID-19 pandemic, please see the section entitled “Risk Factors.”

Key Factors Affecting Our Results and Prospects

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from better known and well-capitalized companies, the risk of actual or perceived safety issues and their consequences for our reputation and the other factors discussed under “Risk Factors.” We believe the factors discussed below are key to our success.

Commencing and Expanding Commercial Launch Operations

In December 2020, we successfully launched Rocket 3.2 to an altitude of 380 km, demonstrating orbital launch capability. We are on track to begin commercial launch operations in 2021, with a goal of reaching a regular launch cadence in the future. When we refer to a “commercial launch,” we mean a launch conducted under an FAA commercial launch license. With binding agreements for over 50 launches (as of June 30, 2021), our contracted revenue is significant, and we are in active discussions with numerous potential customers, including government agencies and private satellite companies, to add to our contracted revenue.

Prior to commencing commercial launches, we must improve propellant depletion controls to address the findings from the December 2020 flight and secure launch licenses with the Federal Aviation Administration (FAA). Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining FAA licenses or other regulatory approvals, could adversely impact our results and growth plans.

Lowering Manufacturing Costs and Increasing Payloads

We aim to be the most cost-efficient dedicated orbital launch system provider. We plan to increase the maximum payload capability of our rockets from approximately 50 kg for our first commercial flight to up to 500 kg for a mid-inclination 500 km orbit, which we believe will make Astra a compelling option for low Earth orbit constellation deployment and replenishment. Our affordable manufacturing processes use readily available materials and are highly scalable, while we believe our ongoing improvements in design and manufacturing will further reduce our per rocket manufacturing costs. We have invested approximately $9 million in our manufacturing facility through June 30, 2021 and anticipate investing approximately another $30 to $40 million to bring the facility to full capacity by the end of 2021, which we believe will enable us to increase the pace of launch vehicle construction and our launch cadence. While we believe that our budget is reliable, the development of our manufacturing facility may take longer and cost more than planned, including due to delays in obtaining federal and state regulatory approvals of our final construction plans or any changes that are required to be made to those plans. Any delays in our achieving full manufacturing capacity could adversely impact our results and growth plans.

Expand Our Space Offerings

We are in the preliminary stages of developing our Satellite Services offering, providing a modular configurable satellite platform optimized for our launch vehicle, which we expect to launch in 2022. These services are expected to allow customers to focus on developing innovative payloads rather than having to design or develop complete satellite buses or satellites, which we will provide, along with ancillary services that are likely to include telemetry, tracking and control ("TT&C"), processing, as well as software development and maintenance. We also expect to launch our Spaceport Services offering, which will provide turn-key spaceports with the capability to launch Astra rockets. We envision that our spaceports will require minimal on-site infrastructure, will leverage our highly automated launch operations and can be installed for an initial cost of between approximately $10 and $20 million. We aim to sign an initial contract to build and operate our first dedicated commercial spaceport in 2022. We anticipate this offering will lead to important additional opportunities, such as providing launch services for customers, both government and commercial, interested in launching out of a specific locale. We expect to make significant investments in our Satellite Services and Spaceport Services programs. Although we believe that our financial resources, including the proceeds of the Business Combination and the related private placement, will be sufficient to meet our capital needs, our timeline and budgeted costs for these offerings are subject to substantial uncertainty, including due to compliance requirements of U.S. federal export control laws and applicable foreign and local regulations, the impact of political and economic conditions, and, particularly in the case of our anticipated Spaceport offering, the need to identify opportunities and negotiate long-term agreements with customers for these services, among other factors. Please see the section entitled “Risk Factors”.

Acquisition of Apollo Fusion

On July 1, 2021, the Company completed its acquisition of Apollo Fusion, Inc. (“Apollo”), a designer and builder of thruster propulsion systems for satellite programs. The Company provided total consideration, subject to final adjustments, of approximately $125.0 million, consisting of approximately 2,558,744 shares of the Company’s Class A common stock worth approximately $30.0 million, approximately $20.0 million in cash, $75.0 million of contingent consideration payable in $15.0 million of cash and $60.0 million of the Company’s Class A common stock, at a reference price per share equal to the then volume weighted average trading price over a five day trading period prior to the business day prior to issuance, provided certain customer revenue-based milestones are achieved prior to December 31, 2023. In addition, an additional $10.0 million of cash and $10.0 of the Company’s Class A common stock, at a reference price per share equal to the then volume weighted average trading price over a five day trading period prior to the business day prior to issuance, will be issued or issuable to employees of Apollo that join Astra, subject to certain performance-based milestones and other vesting provisions. The following discussion and analysis of our results of operations and our liquidity and capital resources focuses on our existing operations exclusive of the impact of the acquisition of Apollo. Any forward-looking statements contained in this quarterly report on Form 10-Q do not take into account the impact of the acquisition.

Key Components of Results of Operations

We are an early-stage company and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Revenues

We have not generated any revenue to date. Following the commercial launch of our services, we expect to generate a significant portion of our revenues in Launch Services from delivering payloads into orbit. We also expect to generate revenues by providing Satellite Services and Spaceport Services to our customers. Over time, we expect Satellite Services to grow more quickly and to represent a significant portion of our revenues beyond 2025.

Expenses

Research and Development Expense

Our research and development expenses consist primarily of internal and external expenses incurred in connection with our research activities and development programs. These expenses include, but are not limited to, development supplies, testing materials, personnel costs (including salaries and benefits), depreciation expense, overhead allocation, (consisting of various support and facility costs), stock-based compensation and consulting fees. Research and development costs are expensed as incurred.

We allocate research and development costs by function rather than by project, as a significant majority of our historical research and development spending was related to the initial development and testing of our underlying technology, including preparation for multiple test launches.

Our current primary research and development objectives focus on the development and finalization of our commercial services offerings. The successful development of these offerings involves many uncertainties, including:

•
timing in finalizing rocket systems design and specifications;
•
successful completion of analyses and ground test programs to validate that new or changed designs perform as expected;
•
successful completion of flight test programs, including flight safety tests;
•
our ability to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, and maintaining current approvals, licenses or certifications;
•
performance of our manufacturing facilities despite risks that disrupt productions, such as natural disasters and hazardous materials;
•
performance of a limited number of suppliers for certain raw materials and components;
•
performance of our third-party contractors that support our research and development activities;
•
our ability to maintain rights from third parties for intellectual properties critical to research and development activities; and
•
our ability to continue funding and maintain our current research and development activities.

A change in the outcome of any of these variables could delay the development of our rockets, which in turn could impact when we are able to commercialize our offerings.

As we are currently still in our final development and testing stage of our launch services, we have expensed all research and development costs associated with developing and building our launch services offering. We expect that our research and development expenses will increase in the short-term as we invest in improving and further reducing the costs of our launch system as well as developing and improving our Satellite Services offering.

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and personnel-related expenses, including stock-based compensation for our business development team as well as advertising and marketing expenses. We expect to increase our sales and marketing activities in order to grow our customer base and increase market share. We also expect that our sales and marketing expenses will increase over time as we continue to hire additional personnel to scale the business. We did not begin incurring sales and marketing expenses until 2021.

General and Administrative Expense

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, and facility costs not otherwise included in research and development expenses and, following the Business Combination, will include public company expenses such as costs associated with compliance with the rules and regulations of the SEC and the stock exchange.

Income Tax (Benefit) Expense

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Period over period change		Six Months Ended June 30,		Period over period change
(in thousands, except percentages)	2021	2020	($)	(%)	2021	2020	($)	(%)
Operating expenses:
Research and development	$10,458	$7,221	$3,237	45%	$22,435	15,532	$6,903	44%
Sales and marketing	1,125	—	1,125	n.m.	1,189	—	1,189	n.m.
General and administrative	18,318	3,861	14,457	374	30,931	6,983	23,948	343
Total operating expenses	(29,901)	(11,082)	(18,819)	(170)	(54,555)	(22,515)	(32,040)	(142)
Loss from operations	(29,901)	(11,082)	(18,819)	(170)	(54,555)	(22,515)	(32,040)	(142)
Interest expense, net	(678)	(1,253)	575	46	(1,213)	(2,252)	1,039	46
Other (Expense) Income, net	(718)	3,510	(4,228)	(120)	(718)	3,961	(4,679)	(118)
Loss on extinguishment of convertible notes	—	—	—	n.m.	(131,908)	—	(131,908)	n.m.
Loss on extinguishment of convertible notes attributable to related parties	—	—	—	n.m.	(1,875)	—	(1,875)	n.m.
Loss before taxes	(31,297)	(8,825)	(22,472)	(255)	(190,269)	(20,806)	(169,463)	(814)
Income tax expense	—	—	—	n.m.	—	—	—	n.m.
Net loss	$(31,297)	$(8,825)	$(22,472)	(255)%	$(190,269)	$(20,806)	$(169,463)	(814)%

____________

n.m. = not meaningful.

Research and Development

Research and development costs were $10.5 million for the three months June 30, 2021, compared to $7.2 million for the three months ended June 30, 2020. The $3.3 million increase mainly reflected a $1.4 million increase in personnel-related costs and recruiting expenses for personnel in research and development departments, a $1.6 million increase in research and development materials expense, offset by a $0.5 million decrease in launch infrastructure with the remainder due to changes in depreciation, and other research and development related expenses.

Research and development costs were $22.4 million for the six months June 30, 2021, compared to $15.5 million for the six months ended June 30, 2020. The $6.9 million increase mainly reflected a $2.6 million increase in personnel-related costs and recruiting expenses for personnel in research and development departments, a $3.1 million increase in stock compensation expense, a $0.5 million increase in accounting and auditing expenses, and a $0.3 increase in software subscription licenses with the remainder due to changes in employee-related benefits, depreciation, and other research and development expenses.

Sales and Marketing

Sales and Marketing expenses were $1.1 million for the three months ended June 30, 2021. There were no sales and marketing expenses in the three months ended June 30, 2020 as the Company was primarily focused on research and development activities.

Sales and Marketing expenses were $1.2 million for the six months ended June 30, 2021. There were no sales and marketing expenses in the six months ended June 30, 2020 as the Company was primarily focused on research and development activities.

General and Administrative

General and administrative expenses were $18.3 million for the three months ended June 30, 2021, compared to $3.9 million for the three months ended June 30, 2020. The $14.4 million increase was primarily due to a $7.2 million increase in stock-based compensation expense, a $2.2 million increase from transaction costs incurred and expensed by the Company in relation to the Business Combination, a $1.5 million increase in third-party consulting and recruitment costs, a $1.5 million increase in employee-related costs, a $0.8 million increase in accounting and legal related expenses, with the remainder due to changes in facilities costs, legal fees and software subscription fees.

General and administrative expenses were $30.9 million for the six months ended June 30, 2021, compared to $7.0 million for the six months ended June 30, 2020. The $23.9 million increase was primarily due to a $14.1 million increase in stock-based compensation expense, a $2.2 million increase from transaction costs incurred and expensed by the Company in relation to the business combination, a $1.9 million increase in employee costs, a $2.7 million increase in third-party consulting and recruitment costs, $0.6 million increase in legal expense, a $1.2 million increase in accounting and audit fees, and a $0.8 million increase in facility and rent, with the remainder due to changes in facilities costs, IT equipment fees, and software subscription fees.

Interest Expense, Net

Interest expense, net was $0.7 million for the three months ended June 30, 2021, compared to $1.2 million for the three months ended June 30, 2020. The $0.5 million decrease in interest expense was primarily due to the settlement of convertible notes on January 28, 2021, therefore no interest expense related to convertible notes for three months ended June 30, 2021 while we incurred $1.1 million interest expense related to convertible notes for three months ended June 30, 2020, offset by an increase of $0.6 million in interest expense related to Bridge Loan and SVB loan for three months ended June 30, 2021.

Interest expense, net was $1.2 million for the six months ended June 30, 2021, compared to $2.2 million for the six months ended June 30, 2020. The $1.0 million decrease in interest expense was primarily due to the settlement of convertible notes on January 28, 2021, therefore we incurred $0.5 million and $2.2 million interest expense related to convertible notes for six months ended June 30, 2021 and 2020, respectively, offset by an increase of $0.6 million in interest expense related to Bridge Loan and SVB loan for six months ended June 30, 2021.

Other (Expense) Income, Net

Other expense, net was $0.7 million for the three months ended June 30, 2021, compared to $3.5 million other income, net for the three months ended June 30, 2020. The change was primarily due to a $2.5 million in income from a gain on the mark to market derivative liability related to convertible notes and a $1.0 million in income from government research and development contracts for the three months ended June 30, 2020. The remaining $0.8 million was due to a nonrecurring payment to one of our investors for three months ended June 30, 2021.

Other expense, net was $0.7 million for the six months ended June 30, 2021, compared to $4.0 million other income, net for the six months ended June 30, 2020. The change was primarily due to $2.8 million in income from a gain on the mark to market derivative liability related to convertible notes and a $1.0 million in income from government’s research and development contracts for the three months ended June 30, 2020. The remaining of $0.8 million was due to a nonrecurring payment to one of our investors for three months ended June 30, 2021.

Loss on Extinguishment of Convertible Notes

There was no such loss for the three months ended June 30, 2021 and 2020.

Loss on extinguishment of convertible notes of $131.9 million for the six months ended June 30, 2021 was due to the settlement of convertible notes on January 28, 2021. There was no such loss for the six months ended June 30, 2020.

Loss on Extinguishment of Convertible Notes Attributable to Related Parties

There was no such loss for the three months ended June 30, 2021 and 2020.

Loss on extinguishment of convertible notes attributable to related parties of $1.9 million for the six months ended June 30, 2021 was due to the settlement of convertible notes attributable to related parties on January 28, 2021. There was no such loss for the six months ended June 30, 2020.

Income Tax (Benefit) Expense

We did not incur income tax expense for the three months and six months ended June 30, 2021 or 2020.

Liquidity and Capital Resources

Liquidity

We measure liquidity in terms of our ability to fund the cash requirements of our research and development activities and our current business operations, including our capital expenditure needs, contractual obligations and other commitments. Our current liquidity needs relate mainly to research and development activities, which relate mainly to the ongoing development of our rocket technology, lease obligations and capital expenditures, which mainly include the development of our manufacturing facility.

We had $447.5 million in cash and cash equivalents as of June 30, 2021 (compared to $10.6 million as of December 31, 2020). We also had total debt of $4.9 million as of June 30, 2021 (compared to $71.1 million as of December 31, 2020, of which $59.8 million represented outstanding principal on the Company’s convertible notes). On January 28, 2021, we settled the outstanding convertible notes into convertible preferred shares as part of the Series C financing, from which we also received $30.0 million in cash proceeds. On June 30, 2021, we closed the Business Combination and private placement, from which we received $463.6 million in cash net proceeds. We believe our operating cash flows, together with our cash on hand and the net proceeds from the Business Combination and the related private placement will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements and at least through 2025.

While we expect to begin generating positive cash flows from our operating activities in 2024 (based on our anticipated Launch Services offering only), we may need additional cash due to changing business conditions or other developments, including unanticipated regulatory developments and competitive pressures.

Summary Statement of Cash Flows for the Six Months Ended June 30, 2021 and 2020

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Six month ended June 30,		Period over Period Change
(in thousands)	2021	2020	$	%
Net cash used in operating activities	$(34,655)	$(19,778)	$(14,877)	(75)%
Net cash used in investing activities	(11,996)	(1,454)	(10,542)	(725)
Net cash provided by financing activities	488,427	22,341	466,086	2,086
Net increase in cash and cash equivalents and restricted cash	$441,776	$1,109	$440,667	39,736%

Cash Flows used in Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $34.7 million. The primary factors affecting the Company’s operating cash flows during this period were net loss of $190.3 million, offset by non-cash charges including a non-cash loss on extinguishment of convertible notes of $133.8 million, stock-based compensation expense of $17.8 million, depreciation expense of $1.9 million, and amortization of convertible note debt discounts of $0.4 million. Changes in operating working capital items primarily reflect the increase in accounts payable and accrued expenses and other current liabilities of $3.6 million and $2.3 million, respectively and the decrease in prepaid and other current assets of $4.9 million.

For the six months ended June 30, 2020, net cash used in operating activities was $19.8 million, which was comprised of net loss of $20.8 million and a non-cash gain on mark to market derivatives of $2.8 million, offset by non-cash charges including stock-based compensation expense of $0.5 million, depreciation expense of $1.7 million, and amortization of convertible note debt discounts of $1.7 million. Changes in operating working capital items primarily reflect the increase in accrued expenses and other current liabilities of $1.0 million and decreases in accounts payable of $0.9 million.

Cash Flows used in Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $12.0 million, which was comprised mainly of the acquisition of an indefinite-lived intangible trademark asset of $3.2 million and purchases of tooling equipment, manufacturing equipment and furniture and fixtures of $8.6 million.

For the six months ended June 30, 2020, net cash used in investing activities was $1.5 million, which was comprised mainly of purchases of tooling equipment, manufacturing equipment and furniture and fixtures of $0.5 million and leasehold improvements of $1.0 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities amounted to $488.4 million and consisted primarily of proceeds from Business Combination and private offering, net of transaction costs, of $463.6 million, proceeds from the issuance of Series C of $30.0 million and borrowings of $10.0 million, offset by repayments on borrowings of $16.4 million.

For the six months ended June 30, 2020, net cash provided by financing activities amounted to $22.3 million and consisted primarily of proceeds from the issuance of convertible notes of $17.9 million and borrowings of $5.4 million, partially offset by repayments on borrowings of $1.0 million.

Commitments and Contractual Obligations

We are a party to operating leases primarily for land and buildings (e.g., office buildings, manufacturing and testing facilities and spaceport) and certain equipment (e.g., copiers) under non-cancellable operating leases. The following table summarizes our lease commitments as of June 30, 2021:

Year Ending December 31	Minimum Lease Commitment
(in thousands)
2021 (excluding the six months ended June 30, 2021)	$874
2022	1,659
2023	1,655
2024	1,655
2025	1,655
Thereafter	4,481
Total future undiscounted minimum lease payments	$11,979
Less: Imputed Interest	(2,649)
Total reported lease liability	$9,330

On May 25, 2021, the Company entered a contract with a supplier to purchase components. The Company is obligated to purchase $22.5 million of components over 60 months. The Company may terminate the supply agreement by paying 50% of the remaining purchase commitment at any point during the contract term. For the three and six months ended June 30, 2021, the Company made total purchases of $0.4 million.

Apart from the aforementioned leases and purchase commitments, we do not have any other material contractual obligations, commitments or contingent obligations.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. Our critical accounting policies are described below.

Research and Development

We conduct research and development activities to develop existing and future technologies that advance our space platform offerings towards commercialization. Research and development activities include basic research, applied research, concept formulation studies, design, development, and related test program activities. Costs incurred for developing our spaceflight system and flight profiles primarily include equipment, material, and labor hours used for development and testing. Costs incurred for performing ground tests and test flights primarily include rocket or spacecraft components, propellants and other consumables, shipping and transport costs, shipping and transport costs, and payroll and benefits for employees and ground crew. Research and development costs also include rent, maintenance, and depreciation of facilities and equipment and other allocated overhead expenses. We expense all research and development costs as incurred.

Stock-Based Compensation

We recognize the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We reverse previously recognized costs for unvested options in the period that forfeitures occur. We determine the fair value of stock options using an option pricing model, which is impacted by the following assumptions:

•
Expected Term — We use the midpoint between the vesting term and the original contractual term (contractual period to exercise). If the option contains graded vesting, then the vesting term is based on the vesting pattern.
•
Expected Volatility — The volatility is based on a benchmark of comparable companies.
•
Expected Dividend Yield — The dividend rate used is zero as we have never paid any cash dividends on common stock and do not anticipate doing so in the foreseeable future.
•
Risk-Free Interest Rate — The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and net operating loss and tax credit carryforwards. We may be unable to utilize our net operating losses in the event that a change in control is determined to have occurred. Deferred tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We recognize uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. Changes in recognition or measurement are reflected in the period in which judgment occurs. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of the provision for income taxes. To date, there have been no interest or penalties recorded in relation to unrecognized tax benefits.

Derivative Instruments

We recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. We evaluate our debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in our financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is revalued as of each reporting date and recorded as a liability, and the change in fair value during the reporting period is recorded in other income (expense), net in the Condensed Consolidated Statements of Operations. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the Condensed Consolidated Balance Sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date. When a derivative instrument is sold, terminated, exercised or expires, the gain or loss is recorded in the Condensed Consolidated Statements of Operations.

Public and Private Placement Warrants

The Company accounts for Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from

Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Specifically, the exercise of the Public and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because not all of the Company’s shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Placement Warrants do not meet the conditions to be classified in equity. Since the Public and Private Placement Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

Revenue Recognition

Astra adopted the requirements of the new revenue recognition standard, known as ASC 606, effective January 1, 2020, utilizing the modified retrospective method. Revenue for Launch Services is recognized at a point in time when the Company has delivered the promised services to customers.

At contract inception, an assessment of the goods and services promised in the contracts with customers is expected to be performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

The transaction price will be defined as the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, which is a fixed price stated in the contract. When a contract involves multiple launches, the Company accounts for each launch as a separate performance obligation, because the customer can benefit from each launch on its own or with other readily available resources and the launch is separately identifiable. The transaction price is allocated to each performance obligation on an estimated relative standalone selling price basis. The Company’s process to estimate standalone selling prices involves management’s judgment and considers multiple factors such as prices charged for similar goods and services and the Company’s ongoing pricing strategy and policies.

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of this extended transition period and expect to remain an emerging growth company at least through the end of 2021, thereby having the benefit of the extended transition period. This may make it difficult to compare our financial results with the financial results of other public companies that are either not emerging growth companies or emerging growth companies that have chosen not to take advantage of the extended transition period.

New Astra will remain an emerging growth company under the JOBS Act until the earliest of (a) August 7, 2025, the fifth anniversary of our IPO, (b) the last date of New Astra’s fiscal year in which it has total annual gross revenue of at least $1.07 billion, (c) the date on which New Astra is deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which New Astra has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Recent Accounting Pronouncements

See Note 4 to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information about recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, including the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition and our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have not, to date, been exposed to material market risks given our early stage of operations. Upon commencing commercial operations, we expect to be exposed to foreign currency exchange rate and commodity price risks, particularly related to rocket propellants, helium, and aluminum, among others, and potentially other market risks, including those related to interest rates or valuation of financial instruments, among others.

Interest Rate Risk

There was no material interest rate risk for the six months ended June 30, 2021 and the years ended December 31, 2020. We do not have any interest-bearing instruments as of the period end.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Foreign Currency Risk

There was no material foreign currency risk for the six months ended June 30, 2021 and the year ended December 31, 2020. Our activities to date have been limited and were conducted in the United States.

Item 4. Controls and Procedures.

Limitations on effectiveness of controls and procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses and Remediation Plan

As previously reported in Part I, Item 4 of our quarterly report on Form 10-Q for the period ended March 31, 2021, Holicity concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021, due to a material weakness. The material weakness related to the classification of Public and Private Placement Warrants, issued in connection with Holicity’s initial public offering, as components of equity instead of as derivative liabilities. As the Public and Private Placement Warrants met the definition of a derivative as contemplated in ASC 815, the Public and Private Placement Warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

In addition to the previously reported material weakness above, we identified three material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically material weaknesses identified are:

•
We did not design and maintain effective controls over segregation of duties and related conflicts with respect to our information technology systems, including administrative access to our financially relevant information technology systems.
•
We did not design and maintain effective controls over formalizing our accounting policies and procedures.
•
We did not design and maintain effective controls over preparing and recording journal entries within our accounting systems related thereto.

Additionally, each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We have begun the process of, and are focused on, designing and implementing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:

•
We are actively recruiting additional personnel, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources and segregate key functions within our business processes, where appropriate.
•
We also continue to take actions to improve our IT general controls, segregation of duties controls, period-end financial reporting controls, and journal entry controls.
•
We are in the process of formally documenting accounting policies and procedures complying with applicable financial reporting standards.
•
We are implementing comprehensive controls over the preparation and review of journal entries, establishing additional controls to verify transactions are properly classified in the financial statements and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending or to Astra’s knowledge, threatened against us or any members of Astra’s management team in their capacity as such. See Part I, Item 1 “Financial Statements (Unaudited) — Note 9 — Commitments and Contingencies.”

Item 1A. Risk Factors.

Certain of the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, do not fairly represent the risks of the Company now that the Business Combination has been consummated. For convenience, we have restated the risk factors here, with those adjustments that are appropriate to reflect the Company’s business operations on and after the consummation of the Business Combination on June 30, 2021. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of Astra. You should carefully consider the following risk factors in addition to the other information included in this filing and our other filings with the SEC. Astra may face additional risks and uncertainties that are not presently known to it, or that it currently deems immaterial, which may also impair Astra’s business or financial condition. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements of Astra and notes to the Company's condensed consolidated financial statements in this quarterly report on Form 10-Q.

Summary of Risk Factors.

A summary of the material risks affecting our business operations and financial condition include the following:

•
We have not yet delivered customer satellites into orbit using any of our launch vehicles or rockets, and any setbacks we may experience during our first commercial launch, planned for the second half of 2021, and our other demonstration and commercial missions and subsequent upgrades could have a material adverse effect on our business, financial condition, and operations, and could harm our reputation.
•
We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.
•
The success of our business will be highly dependent on our ability to effectively market and sell our launch services for small LEO satellites and to convert contracted revenues and our pipeline of potential contracts into actual revenues.
•
The market for commercial launch services for small LEO satellites is not well established, is still emerging, multiple mergers and acquisitions are shifting the market, and the market may not achieve the growth potential we expect, may grow more slowly than expected, or actions of competitors may impact access to customers.
•
Our ability to grow our business depends on the successful development of our launch vehicles, satellites and related technology, which is subject to many uncertainties, some of which are beyond our control.
•
We routinely conduct hazardous operations in manufacturing, test, and launch of our vehicles and vehicle subsystems, which could result in damage to property or persons. Unsatisfactory performance or failure of our manufacturing process, launch vehicles, satellites and related technology at launch or during operation could have a material adverse effect on our business, financial condition and results of operation.
•
We may not be able to convert our estimated $150 million in contracted revenue, or $1.2 billion in potential contracts, into actual revenue.
•
We have not yet tested our launch vehicles with sufficient fuel to achieve optimal orbit velocity or at a payload capacity necessary for the successful deployment of a LEO satellite.
•
Any delays in the development and manufacture of additional launch vehicles, satellites, and related technology may adversely impact our business, financial condition, and results of operations.
•
If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, or if we are unable to manufacture our launch vehicles at a quantity and quality that our customers demand, our ability to grow our business may suffer.
•
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•
Our prospects and operations may be adversely affected by changes in consumer preferences and economic conditions that affect demand for launch or satellite services.

•
Adverse publicity stemming from any incident involving us, our competitors, or our customers could have a material adverse effect on our business, financial condition and results of operations.
•
We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
•
Certain future operational facilities will require significant expenditures in capital improvements and operating expenses to develop and foster basic levels of service required by our launch and satellite services, and the ongoing need to maintain existing operational facilities requires us to expend capital.
•
We currently operate from a facility on a month-to-month lease.
•
Regulatory, availability, and other challenges may delay our progress in establishing the number of launch sites we require for our targeted annual launch rate, which could have an adverse effect on our ability to grow our business.
•
We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.
•
Failure of third-party contractors and suppliers could adversely affect our business.
•
We expect to face intense competition in the commercial space market and other industries in which we may operate.
•
We may in the future invest significant resources in developing new service offerings and exploring the application of our proprietary technologies for other uses and those opportunities may never materialize.
•
If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.
•
Protecting and defending against intellectual property claims may have a material adverse effect on our business.
•
The majority of our customer contracts may be terminated by the customer at any time for convenience as well as other provisions permitting the customer to discontinue contract performance for cause (for example, if we do not achieve certain milestones on a timely basis). If our contracts are terminated or if we experience any other contract-related risks, our results of operations may be adversely impacted. In addition, some of our customers are government entities, which subjects us to additional risks including early termination, audits, investigations, sanctions and penalties.
•
If we commercialize outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.
•
Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.
•
We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations, could have a material adverse effect on our business, financial condition, and results of operation.
•
Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.
•
Failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.
•
We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•
Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
•
We may experience difficulties in integrating the operations of acquired companies into our business and in realizing the expected benefits of these acquisitions.
•
We are subject to many hazards and operational risks that can disrupt our business, including interruptions or disruptions in service at our primary facilities, which could have a material adverse effect on our business, financial condition and results of operations.

•
Natural disasters, unusual weather conditions, epidemic outbreaks, global health crises, terrorist acts and political events could disrupt our business and flight schedule.
•
Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business, financial condition and results of operations
•
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
•
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
•
We may become involved in litigation that may materially adversely affect us.
•
We have been focused on developing launch capabilities and services since 2017. This limited operating history makes it difficult to evaluate Astra’s future prospects and the risks and challenges it may encounter.
•
We are subject to environmental regulation and may incur substantial costs or have operational disruptions.
•
The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
•
Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.
•
The dual class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.
•
We cannot predict the impact our dual class structure may have on the stock price of our Class A common stock.
•
Delaware law and provisions in our certificate of incorporation and bylaws could make a takeover proposal more difficult.
•
Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.
•
A failure of our information technology systems, physical or electronic security protections, or an interruption in their operation due to internal or external factors including cyber-attacks or insider threats, could have a material adverse effect on our business, financial condition or results of operations.
•
Astra needs to meet multiple security requirements in order to meet ongoing requirements for participation in government contracts. The inability to meet regulatory requirements or security standards may mean a failure to win contracts, receive security clearance certifications, and loss of current and future business.
•
The increase in non-US sales could lead to incidents in violation of US and international anti-corruption laws.

Detailed Description of Risk Factors.

Risk Factors Relating to Our Operations and Business

We have not yet delivered customer satellites into orbit using any of our launch vehicles or rockets, and any setbacks we may experience during our first commercial launch, planned for the second half of 2021, and our other demonstration and commercial missions and subsequent upgrades could have a material adverse effect on our business, financial condition, and operations, and could harm our reputation.

The success of our launch and satellite services business will depend on our ability to successfully and regularly deliver customer satellites into orbit. In December 2020, we successfully launched Rocket 3.2 to an altitude of 380 km and demonstrated orbital launch capability. Our data from this launch suggest that only minor adjustments are necessary to achieve sufficient orbital velocity to successfully inject a satellite into orbit. Our first expected commercial launch in the second half of 2021 will be a demonstration mission in which our launch vehicle is expected to achieve sufficient velocity to launch a Low Earth Orbit (“LEO”) satellite into space for the first time and will serve as an opportunity to learn from the experience and to make further refinements to the design and manufacturing processes used to construct our launch vehicles and rockets. The success of our strategy also depends on our ability to successfully upgrade our rockets, launch vehicles, satellites, and related technology which may require significant adjustments to the design, manufacturing process and performance to achieve intended technological and performance goals.

There is no guarantee that our planned commercial launches in the second half of 2021 or subsequent commercial launches thereafter, will be successful. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our launch vehicles and rockets meet rigorous performance goals, there can be no assurance that we will not experience operational or process failures and other problems during our first commercial launch or any planned launches thereafter. Any failures or setbacks, particularly on our first commercial launches, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation. When we use the phrase “commercial launch,” here and elsewhere in this quarterly report on Form 10-Q, we mean a launch conducted under a FAA commercial launch license.

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

We have incurred significant losses since our inception. We incurred net losses of $190.3 million and $20.8 million for the six months ended June 30, 2021 and 2020, respectively. While we have generated limited revenue to date, we have not yet started commercial launch activities, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to increase over the next several years as we commence commercial launch activities, continue to refine and streamline our design and manufacturing processes for our launch vehicles, increase the payload of our rockets, make technical improvements, increase our flight cadence, hire additional employees and continue research and development efforts relating to new products and technologies, including our Satellite Services business. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

The success of our business will be highly dependent on our ability to effectively market and sell our launch services for small LEO satellites and to convert contracted revenues and our pipeline of potential contracts into actual revenues.

We expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively forecast, market and sell our launch services for small LEO satellites. We have limited experience in forecasting, marketing and selling these services, and if we are unable to use our current or future sales organization effectively in order to adequately target and engage our potential customers, our business may be adversely affected.

We also expect that our success will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. Ahead of the planned commencement of our commercial launch operations in 2021, we have received interest from a wide range of customers across various satellite applications or use cases. As of June 30, 2021, we estimate that our contracted revenue is worth approximately $150 million and continues to increase, while our pipeline consists of approximately $1.2 billion in potential contracts in negotiation or early discussions. Our contracted revenues and our estimated pipeline may not fully convert into actual revenues because certain of our customers have the right to terminate their contracts if we do not achieve certain milestones. We may not meet these milestones, in which case the value of our contracted revenues may be significantly lower than our current estimates. Additionally, if we are unable to keep up with the demand for our launch services from a production and delivery perspective, we may not be in a position to deliver on our contracted revenues or our pipeline of potential contracts.

We remain in active discussions with potential customers and anticipate an increase in contracted revenue as the small satellite and satellite constellation markets continue to develop. Our success depends, in part, on our ability to attract new customers in a cost-effective manner. Notwithstanding our estimated contracted revenue, we expect that we will need to make significant investments in order to attract new customers. Our sales growth is dependent upon our ability to implement strategic initiatives, and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of customers in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new customers at the same rate as past campaigns or brand content. If we are unable to attract new customers, our business, financial condition and results of operations will be harmed.

The market for commercial launch services for small LEO satellites is not well established, is still emerging, multiple mergers and acquisitions are shifting the market, and the market may not achieve the growth potential we expect, may grow more slowly than expected, or actions of competitors may impact access to customers.

The market for in-space infrastructure services, in particular, commercial launch services for small LEO satellites, has not been well established and is still emerging, merging and shifting, with many players acting as customers, prime contractors, or acquirers, or target of acquisitions. Our estimates for the total addressable launch market and satellite market are based on a number of internal and third-party estimates, including our contracted revenue, the number of potential customers who have expressed interest in our launch services, assumed prices and production costs for our launch vehicles, assumed flight cadence, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable at this date and time, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the potential customers, annual total addressable market for our services, as well as the expected growth rate for the total addressable market for our services, may prove to be incorrect. Further should any of our customers be acquired by one of our competitors that could impact our future revenue and prospects as those customers may decide not to continue to purchase our launch services.

Our ability to grow our business depends on the successful development of our launch vehicles, satellites and related technology, which is subject to many uncertainties, some of which are beyond our control.

Our current primary research and development objectives focus on the development of our existing and any additional launch vehicles, launch facilities and capabilities, small satellite bus and integration capabilities and related technology. If we do not complete this development in our anticipated timeframes, or at all, our ability to grow our business will be adversely affected. The successful development of our launch and satellite capabilities and related technology involves many uncertainties, some of which are beyond our control, including, but not limited to:

•
timing in making further enhancements to our launch vehicle design and specifications;
•
successful completion of our planned commercial launches;
•
our ability to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, and maintaining current approvals, licenses or certifications;
•
our ability to schedule and receive access to launch sites, receive related government approvals, launch windows, licenses, mandated insurance coverages, and aligned logistics of moving a rocket to, and launching from, rocket launch facilities;

•
our ability to respond quickly enough to decisions of third-parties outside our control that can impact our launch schedules or launch operations, including travel restrictions related to the COVID-19 pandemic;
•
performance of our manufacturing facilities despite risks that disrupt productions, such as natural disasters and hazardous materials;
•
performance of a limited number of suppliers for certain raw materials and supplied components;
•
performance of our third-party contractors that support our research and development activities;
•
our ability to maintain rights from third parties for intellectual properties critical to our research and development activities;
•
our ability to continue funding and maintain our current research and development activities, particularly the development of various enhancements that increase the payload of our rocket; and
•
the impact of the COVID-19 pandemic on us, our customers, suppliers and distributors, and the global economy.

We routinely conduct hazardous operations in manufacturing, test, and launch of our vehicles and vehicle subsystems, which could result in damage to property or persons. Unsatisfactory performance or failure of our manufacturing process, launch vehicles, satellites and related technology at launch or during operation could have a material adverse effect on our business, financial condition and results of operation.

We manufacture and operate highly sophisticated launch vehicles and conduct launch activities that depend on complex technology. Although there have been and will continue to be technological advances in spaceflight, our operations remain an inherently hazardous and risky activity. Launch failures, explosions and other accidents during manufacturing, on launch or during flight have occurred and will likely occur in the future.

While we have built operational processes to ensure that the design, manufacture, performance and servicing of our launch vehicles and related technologies meet rigorous quality standards, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, cyber-attacks or other intentional acts, that could result in potential safety risks. We may experience a total loss of our launch vehicle and our customers’ payloads if there is an accident or failure at launch or during the journey into space, which could have a material adverse effect on our results of operations and financial condition. For some missions, we or our customers can elect to buy launch insurance, which can reduce our monetary losses from any launch failure, but even in this case we will have losses associated with our inability to test our technology in space and delays with further technology development. Any insurance we or our customers have may not be adequate to cover our or their loss, respectively.

Any actual or perceived safety or reliability issues may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise. Such issues could result in delaying or cancelling planned launches, increased regulation or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property or medical complications could have a material adverse effect on our business, financial condition and results of operation.

We may not be able to convert our estimated $150 million in contracted revenue, or $1.2 billion in potential contracts, into actual revenue.

We expect that our success will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. As of June 30, 2021, we estimate that our contracted revenue is worth approximately $150 million and continues to increase, while our pipeline consists of approximately $1.2 billion in potential contracts in negotiation or early discussions. Our contracted revenues and our estimated pipeline may not fully convert into actual revenues because certain of our customers have the right to terminate their contracts if we do not achieve certain milestones, or other termination rights. We may not meet these milestones, in which case the value of our contracted revenues may be significantly lower than our current estimates. We remain in active discussions with potential customers and anticipate an increase in contracted revenue as the small satellite and satellite constellation markets continue to develop. We expect that following the successful delivery of customer payloads on our first several commercial launches, our existing and new customers will continue to use us on the further rollout of their satellite constellations.

Some of our existing customer contracts include provisions allowing the customers to terminate the contracts for convenience, with a termination penalty for at least the amounts already paid, or to terminate the contracts for cause (for example, if we do not achieve certain milestones on a timely basis). If any of our significant customer contracts are terminated and not replaced, our results of operations may differ materially and adversely from those anticipated. In addition, our contracts with government customers often contain provisions with additional rights and remedies favorable to such customers that are not typically found in commercial contracts. As a result, we may not receive revenue from these orders, and any contracted revenue we report may not be indicative of our future actual revenue.

Many events may cause a delay in our ability to fulfill our existing or future orders, or cause planned launches to not be completed at all, some of which may be out of our control, including unexpected weather patterns, maintenance issues, natural disasters, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule launches, which could have an adverse impact on our business, financial condition and results of operations.

We have not yet tested our launch vehicles with sufficient fuel to achieve optimal orbit velocity or at a payload capacity necessary for the successful deployment of a LEO satellite.

In December 2020, we successfully launched Rocket 3.2 to an altitude of 380 km, demonstrating orbital launch capability. Our data shows that the rocket’s hardware and software performed well, and that only minor adjustments were required to achieve sufficient orbital velocity to successfully inject a satellite into orbit. We are currently planning our first commercial launches for the second half of 2021 with this adjustment made. Although our December 2020 launch was viewed as a success, we may not be successful in reaching space and achieving sufficient orbital velocity during our launches planned for the second half of 2021. If we fail to demonstrate our ability to successfully inject a satellite into orbit, our business, financial condition and results of operations could be materially and adversely impacted.

As part of our strategy, we plan to increase the maximum payload capacity of our rocket from approximately 50 kg in 2021 to up to 500 kg for a mid-inclination 500 km orbit by late 2023, which would make us a more compelling alternative for LEO constellation deployment and satellite replenishment. This payload capacity improvement will come from numerous improvements, enhancements and modifications to our rocket. We may not be successful in our efforts to make improvements to our rocket to achieve the full increase in payload capacity, and if we are unable to demonstrate our ability launch heavier satellites to LEO, our business, financial condition and results of operations could be materially and adversely impacted.

Any delays in the development and manufacture of additional launch vehicles, satellites, and related technology may adversely impact our business, financial condition, and results of operations.

We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of new launch vehicles, satellites and related technology. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues in sustaining the ramp of our spaceflight system or delays in increasing production further.

If we encounter difficulties in scaling our delivery or servicing capabilities, if we fail to develop and successfully commercialize our launch vehicles, satellites and related technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.

If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, or if we are unable to manufacture our launch vehicles at a quantity and quality that our customers demand, our ability to grow our business may suffer.

The success of our business depends in part on effectively managing and maintaining our commercial launch services, manufacturing additional launch vehicles and satellites, conducting a sufficient number of launches to meet customer demand and providing customers with an experience that meets or exceeds their expectations. Even if we succeed in developing launch vehicles consistent with our targeted timeline, we could thereafter fail to develop the ability to produce these vehicles at quantity with a quality management system that ensures that each unit performs as required. Any delay in our ability to produce launch vehicles at rate and with a reliable quality management system could have a material adverse on our business.

If our current or future launch services do not meet expected performance or quality standards, including with respect to customer safety and satisfaction, this could cause operational delays. Further, launch operations within restricted airspace requires advance scheduling and coordination with government agencies and range owners and other users, and any high priority national defense assets will have priority in the use of these resources, which may impact our cadence of our launch operations or could result in cancellations, launch facility transfers, additional costs or rescheduling. Any operational or manufacturing delays or other unplanned changes to our ability to conduct our launches could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, and manufacturing and distribution functions. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business and the manufacture of spacecraft as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations or partners for the manufacture and operation of our launch vehicles.

Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, finding manufacturing capacity to produce our launch vehicles, rockets and related equipment, and delays in production and launches. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. In addition, in order to continue to expand our presence around the globe, we expect to incur substantial expenses as we continue to attempt to streamline our manufacturing process, increase our launch cadence, hire more employees, and continue research and development efforts relating to new products and technologies and expand internationally. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.

Our prospects and operations may be adversely affected by changes in consumer preferences and economic conditions that affect demand for launch or satellite services.

Because our business is currently concentrated on commercial launch and satellite services, we are vulnerable to changes in consumer preferences or other market changes. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for launch and satellite services. There could be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased consumer confidence, decreased discretionary spending and reduced customer or governmental demand for LEO launch vehicles and satellites, which could have a material adverse effect on our business, financial condition and results of operations.

Adverse publicity stemming from any incident involving us, our competitors, or our customers could have a material adverse effect on our business, financial condition and results of operations.

We are at risk of adverse publicity stemming from any public incident involving our company, our people, or our brand, or our competitors or customers. If our launch vehicles or satellites, those of one of our competitors, or satellites of our customers were to be involved in a public incident, accident, or catastrophe, this could create an adverse public perception of satellite launch or manufacturing activities and result in decreased customer demand for launch and satellite services, which could cause a material adverse effect on our business, financial conditions, and results of operations. Further, if our launch vehicles or rockets were to be involved in a public incident, accident, or catastrophe, we could be exposed to significant reputational harm or potential legal liability. Any reputational harm to our business or industry could cause customers with existing contracts with us to cancel their contracts and could significantly impact our ability to make future sales. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from such incident, adverse media, or accident.

We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.

Since our inception, we have financed our operations and capital expenditures primarily through raising venture equity. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants, could have pre-payment penalties and could reduce our operational flexibility or profitability. We may be required to delay, limit, reduce or terminate our development activities or future commercialization efforts. If we are unable to generate such additional funding, or if we are unable to do so on favorable terms, we may not be able to meet our liquidity needs and ultimately generate positive cash flows on our anticipated timeline or at all.

Certain future operational facilities will require significant expenditures in capital improvements and operating expenses to develop and foster basic levels of service required by our launch and satellite services, and the ongoing need to maintain existing operational facilities requires us to expend capital.

We operate out of our headquarters in Alameda, California, which consists of approximately 285,000 square feet leased from the City of Alameda. The campus includes two primary buildings. This includes the Skyhawk Development and Production Facility, with a fully built out machine shop, production facilities, and offices for administrative responsibilities as well as research and development, and the Orion Engine Testing Facility for rocket engine testing, research, and development that was originally constructed by the U.S. Navy for jet engine testing. As part of our growth strategy, we anticipate finishing out additional space in the Skyhawk Development and Production Facility to support the continued ramp up of the Launch Services business, as well as the build out of facilities for the Satellite Services business. In addition, we currently operate a launch site at the Pacific Spaceport Complex in Kodiak, Alaska, and we plan to add additional launch sites as we increase the frequency of launches.

The building out of our Alameda campus and the construction of additional launch sites may require significant capital expenditures to develop, and in the future we may be required to make similar expenditures to expand, improve or construct adequate facilities for our launch services. In addition, there is no guarantee that we will be able to secure a long-term lease from the City of Alameda for our Alameda campus. In addition, as our Alameda campus and any other facilities we may utilize mature, our business will require capital expenditures for the maintenance, renovation and improvement of such existing locations to remain competitive. This creates an ongoing need for capital, and, to the extent we cannot fund capital expenditures from cash flows from operations, we will need to borrow or otherwise obtain funds. If we cannot access the capital we need, we may not be able to execute on our growth strategy, take advantage of future opportunities or respond to competitive pressures. If the costs of funding new locations or renovations or enhancements at existing locations exceed budgeted amounts or the time for building or renovation is longer than anticipated, our business, financial condition and results of operations could be materially adversely affected.

We currently operate from a facility on a month-to-month lease.

The long-term lease for our headquarters in Alameda, California expired pending negotiations with the landlord, the City of Alameda. Following the expiration of our lease, we are currently operating with separate month-to-month leases applicable to each of the buildings on our Alameda campus, with letters of intent and license agreements in place with the city permitting us to occupy our existing facilities while we work to negotiate a long-term lease for the campus. While the City of Alameda has been a reliable lessor to date, we cannot assure that such arrangements will be available to us on terms similar to those we have with the City of Alameda moving forward or at all, or that our negotiations with the City of Alameda for a long-term lease will be successful. If we cannot ultimately secure a long-term lease with the City of Alameda, we would need to continue to operate with the uncertainty associated with short term leasing arrangements, and may need to utilize cash resources from operations or raise additional capital in order to construct additional facilities in other locations. In the event we need to vacate our premises, we would need to secure other premises which could adversely impact employees, company operations, meeting customer deadlines and scheduling of our commercial rocket launches.

Regulatory, availability, and other challenges may delay our progress in establishing the number of launch sites we require for our targeted annual launch rate, which could have an adverse effect on our ability to grow our business.

Part of our strategy involves increasing our launch cadence and approaching a daily launch cadence by 2025. Our ability to achieve a near-daily launch cadence by 2025 will depend on our ability to add new launch sites. We currently operate a launch site at the Pacific Spaceport Complex in Kodiak, Alaska, and we expect to enter into a variety of arrangements to secure additional launch sites, which may include ownership, leasing, licensing, and permitting in the United States and outside the United States. We have in the past and may in the future experience delays in our efforts to secure additional launch sites around the globe. Challenges as a result of regulatory processes or in our ability to secure the necessary permissions to establish these launch sites could delay our ability to achieve our target cadence and could adversely affect our business.

We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.

Our ability to manufacture our launch vehicles is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in manufacture of our spacecraft or increased costs.

In addition, we have in the past and may in the future experience delays in manufacture or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by International Traffic in Arms Regulations ("ITAR") and other restrictions on transfer of sensitive technologies. Additionally, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled launches, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

Failure of third-party contractors and suppliers could adversely affect our business.

We are dependent on various third-party contractors and suppliers to develop and provide certain of our components of our launch vehicles. Should we experience complications with any of these components, which are critical to the operation of our launch vehicle, we may need to delay our manufacturing activities or delay or cancel scheduled launches. We face the risk that any of our contractors and suppliers may not fulfill their contracts and deliver their products or services on a timely basis, or at all. We have in the past experienced, and may in the future experience, operational complications with our contractors and suppliers. The ability of our contractors and suppliers to effectively satisfy our requirements could also be impacted by such contractors’ and suppliers' financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster or other events. The failure of any contractors and suppliers to perform to our expectations could result in shortages of certain manufacturing or operational components for our spacecraft or delays in spaceflights and harm our business. Our reliance on contractors and suppliers and inability to fully control any operational difficulties with our third-party contractors and suppliers could have a material adverse effect on our business, financial condition and results of operations.

We expect to face intense competition in the commercial space market and other industries in which we may operate.

We face intense competition in the commercial space market and amongst our competitors. Currently, our primary competitors in the commercial launch market are SpaceX, RocketLab, United Launch Alliance, and Arianespace. In addition, we are aware of a significant number of entities actively engaged in developing commercial launch capabilities for small and medium sized payloads, including Virgin Orbit, Relativity, ABL, and Firefly, among others. Many of our current and potential competitors are larger and have substantially greater financial or other resources than we currently have or expect to have in the future, and thus may be better positioned to exploit the market need for small payloads and targeted orbital delivery, which is the focus of our business. They may also be able to devote greater resources to the development of their current and future technologies, which could overlap with our technologies, or the promotion and sale of their products and services. Our competitors could offer small launch vehicles at lower prices, which could undercut our business strategy and potential competitive edge. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings relative to ours. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.

We believe our ability to compete successfully as a commercial provider of launch and satellite services does and will depend on number of factors, which may change in the future due to increased competition, including the price of our products and services, consumer satisfaction for the experiences we offer, and the frequency and availability of our products and services. If we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.

We may in the future invest significant resources in developing new service offerings and exploring the application of our proprietary technologies for other uses and those opportunities may never materialize.

While our primary focus for the foreseeable future will be on commencing our commercial launch activities, increasing our launch cadence, increasing the payload of our rockets, commercializing our Spaceport Services business and launching our commercial Satellite Services offerings, we may also invest significant resources in developing new technologies, services, products and offerings. However, we may not realize the expected benefits of these investments. These anticipated technologies, however, are unproven and these products or technologies may never materialize or be commercialized in a way that would allow us to generate ancillary revenue streams. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition from our competitors within the commercial launch and satellite industries, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.

Such research and development initiatives may also have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. They may involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges and other risks that we may not be able to anticipate. There can be no assurance that customer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. Further, any such research and development efforts could distract management from current operations, and would divert capital and other resources from our more established offerings and technologies. Even if we were to be successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies.

If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.

Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including certain methodologies, practices, tools, technologies and technical expertise we utilize in designing, developing, implementing and maintaining applications and processes used in our launch systems and related technologies. To date, we have relied primarily on trade secrets and other intellectual property laws, non-disclosure agreements with our employees, consultants and other relevant persons, and other measures to protect our intellectual property, and intend to continue to rely on these and other means, including patent protection. However, the steps we take to protect our intellectual property may be inadequate, and we may choose not to pursue or maintain protection for our intellectual property in the United States or foreign jurisdictions. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours.

Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technologies and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our technology and intellectual property.

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into non-disclosure and invention assignment agreements with our employees, enter into non-disclosure agreements with our customers, consultants and other parties with whom we have strategic relationships and business alliances and enter into intellectual property assignment agreements with our consultants and vendors, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our success depends in part upon successful prosecution, maintenance, enforcement and protection of our owned and licensed intellectual property.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology, as well as any costly litigation or diversion of our management’s attention and resources, could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. The results of intellectual property litigation are difficult to predict and may require us to stop using certain technologies or offering certain services or may result in significant damage awards or settlement costs. There is no guarantee that any action to defend, maintain or enforce our owned or licensed intellectual property rights will be successful, and an adverse result in any such proceeding could have a material adverse impact on our business, financial condition, operating results and prospects.

In addition, we may from time-to-time face allegations that we are infringing, misappropriating or otherwise violating the intellectual property rights of third parties, including the intellectual property rights of our competitors. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Irrespective of the validity of any such claims, we could incur significant costs and diversion of resources in defending against them, and there is no guarantee any such defense would be successful, which could have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could divert the time and resources of our management team and harm our business, our operating results and our reputation.

The majority of our customer contracts may be terminated by the customer at any time for convenience as well as other provisions permitting the customer to discontinue contract performance for cause (for example, if we do not achieve certain milestones on a timely basis). If our contracts are terminated or if we experience any other contract-related risks, our results of operations may be adversely impacted. In addition, some of our customers are government entities, which subjects us to additional risks including early termination, audits, investigations, sanctions and penalties.

We are subject to a variety of contract-related risks. Some of our existing customer contracts, including those with the government, include provisions allowing the customers to terminate their contracts for convenience, with a termination penalty for at least the amounts already paid, or to terminate the contracts for cause (for example, if we do not achieve certain milestones on a timely basis). Customers that terminate such contracts may also be entitled to a pro rata refund of the amount of the customer’s deposit. In addition, some of our customers are pre-revenue startups or otherwise not fully established companies, which exposes us to a degree of counterparty credit risk.

Part of our strategy is to market our Launch Services and Spaceport Services to key government customers. We aim to sign an initial contract to construct and operate a spaceport for a European government customer. We expect we may derive limited revenue from contracts with National Aeronautics and Space Administration ("NASA") and the U.S. government and may enter into further contracts with the U.S. or foreign governments in the future, and this subjects us to statutes and regulations applicable to companies doing business with the U.S. government, including the Federal Acquisition Regulation ("FAR"). These U.S. government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, in which case the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

Our government contracts may be subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•
specialized disclosure and accounting requirements unique to government contracts;
•
financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
•
public disclosures of certain contract and company information; and
•
mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contract laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

If any customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts for any reason, including as a result of our failure to meet certain performance milestones, or if a government customer were to suspend or debar us from doing business with such government, our business, financial condition, and results of operations would be materially harmed.

If we commercialize outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.

As part of our growth strategy for our Launch Services and Spaceport Services businesses, we aim to construct and operate launch sites outside of the United States. We aim to continue to build our pipeline of spaceport opportunities and develop additional locations. As we expand internationally, we expect that we would be subject to additional risks related to entering into international business relationships, including:

•
restructuring our operations to comply with local regulatory regimes;
•
identifying, hiring and training highly skilled personnel;

•
unexpected changes in tariffs, trade barriers and regulatory requirements, including through the ITAR, Export Administration Regulations ("EAR"), and Office of Foreign Assets Control ("OFAC");
•
economic weakness, including inflation, or political instability in foreign economies and markets;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign taxes, including withholding of payroll taxes;
•
the need for U.S. government approval to operate our spaceflight systems outside the United States;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue;
•
government appropriation of assets;
•
workforce uncertainty in countries where labor unrest is more common than in the United States; and
•
disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act, OFAC regulations and U.S. anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes.

Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to our launch system operations, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, conducting commercial space launches in the United States require licenses and permits from certain agencies of the Department of Transportation, including the Federal Aviation Administration ("FAA"), and review by other agencies of the U.S. Government, including the Department of Defense, Department of State, NASA, and Federal Communications Commission (“FCC”). License approval includes an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. Delays in FAA action allowing us to conduct commercial space launches could adversely affect our ability to operate our business and our financial results.

Moreover, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not. The timing of our launches depends on our ability to secure regulatory licenses from the FAA and the FCC, and no company has yet conducted licensed launches at the annual rate we are targeting.

We aim to mass-produce the world’s first daily space delivery system. A component of our near-term strategy involves increasing our launch cadence by accelerating our development and production efforts and adding additional launch sites. Our ability to achieve this increased launch cadence within the timeframe in which we hope to do so will depend on our ability to secure the necessary regulatory licenses from the FAA, the FCC and other regulatory authorities. To our knowledge, the applicable regulatory authorities to date have not granted such licenses to a company endeavoring to launch rockets with such frequency, and as a result our business is dependent upon a regulatory framework that is untested and unprecedented. Our failure to obtain the licenses necessary to support our anticipated launch cadence, or any delays or hurdles that present in our interactions with the FAA, the FCC or other regulatory authorities, could impact our ability to grow our business, could delay our ability to execute on our existing and future customer contracts and could adversely affect our business and results of operations.

We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations, could have a material adverse effect on our business, financial condition, and results of operation.

Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology and services, as well as run our operations in the United States, in full compliance with such laws and regulations, which include the EAR, the ITAR, and economic sanctions administered by the Treasury Department’s OFAC. Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for end uses. If we are found to be in violation of these laws and regulations, it could result in civil and criminal, monetary and non-monetary penalties, the loss of export or import privileges, debarment and reputational harm.

Pursuant to these foreign trade control laws and regulations, we are required, among other things, to (i) maintain a registration under the ITAR, (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (iii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our spaceflight business. The authorization requirements include the need to get permission to release controlled technology to foreign person employees and other foreign persons. Changes in U.S. foreign trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our spaceflight business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.

Under the “Exon-Florio Amendment” to the U.S. Defense Production Act of 1950, as amended (the “DPA”), the U.S. President has the power to disrupt or block certain foreign investments in U.S. businesses if he determines that such a transaction threatens U.S. national security. The Committee on Foreign Investment in the United States (“CFIUS”) has been delegated the authority to conduct national security reviews of certain foreign investments. CFIUS may impose mitigation conditions to grant clearance of a transaction.

The Foreign Investment Risk Review Modernization Act (“FIRRMA”), enacted in 2018, amended the DPA to, among other things, expands CFIUS’s jurisdiction beyond acquisitions of control of U.S. businesses. Under FIRRMA, CFIUS also has jurisdiction over certain foreign non-controlling investments in U.S. businesses that have involvement with critical technology or critical infrastructure, or that collect and maintain sensitive personal data of U.S. citizens (“TID U.S. Businesses”), if the foreign investor receives specified triggering rights in connection with its investment. We are a TID U.S. Business because we develop and design technologies that would be considered critical technologies. Certain foreign investments in TID U.S. Businesses are subject to mandatory filing with CFIUS. These restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for our common stock.

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

We collect, store, process, and use personal information and other customer data, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly.

As we expand our international presence, we may also become subject to additional privacy rules, many of which, such as the General Data Protection Regulation promulgated by the European Union (the “GDPR”) and national laws supplementing the GDPR, such as in the United Kingdom, and similar laws in other countries which are significantly more stringent than those currently enforced in the United States. The law requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area, or EEA. These more stringent requirements include expanded disclosures to inform customers about how we may use their personal data through external privacy notices, increased controls on profiling customers and increased rights for data subjects (including customers and employees) to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring customers to affirmatively consent for a given purpose through separate tick boxes or other affirmative action.

A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

Failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.

If our main data center were to fail, or if we were to suffer an interruption or degradation of services at our main data center, we could lose important manufacturing and technical data, which could harm our business. Our facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A decision to close the facilities without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of or unauthorized acquisition of our or our customers’ data, the loss, corruption or alteration of this data, interruptions in our operations or damage to our computer hardware or systems or those of our customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Significant unavailability of our services due to attacks could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations.

We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including engineers, manufacturing and quality assurance, design, finance, marketing, sales and support personnel. Our senior management team has extensive experience in the aerospace industry, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition and results of operations.

Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. We have not yet started commercial launch operations, and our estimates of the required team size to support our estimated flight rates may require increases in staffing levels that may require significant capital expenditure. Further, any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability. Additionally, we do not carry key man insurance for any of our management executives, and the loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could have a material adverse effect on our business, financial condition and results of operations.

Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

We may experience difficulties in integrating the operations of acquired companies into our business and in realizing the expected benefits of these acquisitions.

Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. The success of our recent acquisition of Apollo Fusion will depend in part on our ability to realize the anticipated business opportunities from combining their and our operations in an efficient and effective manner. These integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Apollo Fusion with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisitions, or fully offset the costs of the acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

We are subject to many hazards and operational risks that can disrupt our business, including interruptions or disruptions in service at our primary facilities, which could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to many hazards and operational risks inherent to our business, including general business risks, product liability and damage to third parties, our infrastructure or properties that may be caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, human errors and similar events. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties.

Moreover, our operations are entirely based in and around our Alameda, California campus, where our machine shop, production facilities, administrative offices, and research and development functions are located. Our Alameda, California campus also houses our facility used for rocket engine testing, research, and development. In addition, we also operate a launch facility in Kodiak, Alaska. Any significant interruption due to any of the above hazards and operational to the manufacturing or operation of our facilities, including from weather conditions, growth constraints, performance by third-party providers (such as electric, utility or telecommunications providers), failure to properly handle and use hazardous materials, failure of computer systems, power supplies, fuel supplies, infrastructure damage, disagreements with the owners of the land on which our facilities are located, or damage sustained to our launch pad could result in manufacturing delays or the delay or cancellation of our planned commercial launches and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

In addition, our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us, could harm our business, financial condition and results of operations.

Natural disasters, unusual weather conditions, epidemic outbreaks, global health crises, terrorist acts and political events could disrupt our business and flight schedule.

The occurrence of one or more natural disasters such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability of our launch services to be carried out as planned, resulting in additional expense to reschedule such service, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession in the United States or abroad. To the extent these events also impact one or more of our suppliers or contractors or result in the closure of any of their facilities or our facilities, commence our commercial launch activities as planned or thereafter increase our launch cadence. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer confidence and spending to decrease, which could adversely impact our commercial launch operations.

Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business, financial condition and results of operations

Astra, as an “emerging growth company”, is exempt from the U.S. Securities and Exchange Commission’s ("SEC’s") internal control over financial reporting requirements. We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which would occur once we are subject to Exchange Act reporting requirements for 12 months, have filed at least one SEC annual report and the market value of our common equity held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have material weaknesses, we may not detect errors in a timely manner, our financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business, financial condition and results of operations and adversely affect the market price of our securities.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

As previously reported as part of our quarterly report on Form 10-Q filed with the SEC for the period ended March 31, 2021, Holicity identified the material weakness related to the classification of Public and Private Placement Warrants, issued in connection with Holicity’s initial public offering, as components of equity instead of as derivative liabilities. As the Public and Private Placement Warrants met the definition of a derivative as contemplated in ASC 815, the Public and Private Placement Warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

In addition, we also identified three material weaknesses in our internal control over financial reporting as of and for the years ended December 31, 2019 and 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The first material weakness is related to the segregation of duties and related conflicts with respect to our information technology systems, including administrative access to our financially relevant information technology systems. The second material weakness arises from our lack of formal accounting policies and procedures during the applicable audit period, which resulted in material errors in our financial statements not being identified by management. The third material weakness relates to our process for preparing and recording journal entries within our accounting systems related thereto.

We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the material weaknesses described above, primarily by implementing additional review procedures within our accounting and finance department, hiring a Chief Financial Officer, hiring additional personnel within the company’s accounting and finance function, designing and implementing information technology and application controls in our financially significant systems, and engaging additional external accounting experts to supplement our internal resources. While we are designing and implementing measures to remediate the material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate the weaknesses in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will require disclosure of any material weaknesses identified by our management in our internal control over financial reporting. If we lose our emerging growth company status, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We will be required to disclose changes made in our internal control and our financial reporting procedures on a quarterly basis. To comply with the requirements of being a public company, we expect to need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the number of launch missions we schedule for a period, the price at which we sell them and our ability schedule additional launch missions for repeat customers;
•
unexpected weather patterns, maintenance issues, natural disasters or other events that force us to cancel or reschedule launches;
•
the cost of raw materials or supplied components critical for the manufacture and operation of our rockets and launch equipment;
•
the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;
•
developments involving our competitors;
•
changes in governmental regulations or in the status of our regulatory approvals or applications;
•
future accounting pronouncements or changes in our accounting policies; and
•
general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, supplier, customer, or relationships with third-parties, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business, and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

We have been focused on developing launch capabilities and services since 2017. This limited operating history makes it difficult to evaluate Astra’s future prospects and the risks and challenges it may encounter.

Because Astra has limited historical financial data and operates in a rapidly evolving market, any predictions about its future revenue and expenses may not be as accurate as they would be if it had a longer operating history or operated in a more developed market. Astra has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If Astra’s assumptions regarding these risks and uncertainties, which it uses to plan and operate its business, are incorrect or change, or if it does not address these risks successfully, its results of operations could differ materially from its expectations and its business, financial condition and results of operations could be adversely affected.

The markets for launch services have not been well established as the commercialization of space is a relatively new development and is rapidly evolving. Our estimates for the total addressable markets for launch services are based on a number of internal and third-party estimates, including our contracted revenue and sales pipeline, assumed prices at which we can offer services, assumed frequency of service, our ability to leverage our current manufacturing and operational processes and general market conditions. As a result, our estimates of the annual total addressable markets for in-space infrastructure services, as well as the expected growth rate for the total addressable market for that experience, may prove to be incorrect.

We are subject to environmental regulation and may incur substantial costs or have operational disruptions.

We are subject to federal, state, local, and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, greenhouse gases and the management of hazardous substances, oils and waste materials. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property which could result in operational disruptions. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Compliance with environmental laws and regulations can require significant expenditures. In addition, we could incur costs or have operational disruptions to comply with such current or future laws and regulations, the violation of which could lead to substantial fines, penalties and operational costs.

We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our current and former properties without regard to whether we knew of or caused the presence of the contaminants. We may also have to suspend operations until we have remediated and the investigation is closed. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste directly attributable to us. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws may be held responsible for all of the clean-up costs incurred. Environmental liabilities could arise and have a material adverse effect on our financial condition and performance. We do not believe, however, that pending environmental regulatory developments in this area will have a material effect on our capital expenditures or otherwise materially adversely affect its operations, operating costs, or competitive position.

The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, and it has since spread throughout other parts of the world, including the United States. Any outbreak of contagious diseases or other adverse public health developments could have a material adverse effect on our business operations. These impacts to our operations have included, and could again in the future include, disruptions or restrictions on the ability of our employees’ and customers’ to travel or our ability to pursue collaborations and other business transactions, travel to customers and/or conduct live demonstrations of our products, oversee the activities of our third-party manufacturers and suppliers. We may also be impacted by the temporary closure of the facilities of suppliers, manufacturers or customers.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures. These travel restrictions and business closures have and may in the future adversely impact our operations locally and worldwide, including our ability to manufacture, market, sell, or distribute our products. Such restrictions and closure have caused or may cause temporary closures of the facilities of our suppliers, manufacturers or customers. A disruption in the operations of our employees, suppliers, customers, manufacturers or access to customers would likely impact our sales and operating results. We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations; however, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak and speed of vaccinations, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.

We will be subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations. Further, we may be unable to utilize our net operating losses in the event a change in control is determined to have occurred.

The dual class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have 10 votes per share, while shares of our Class A common stock have one vote per share. The Astra Founders hold all of the issued and outstanding shares of our Class B common stock. Accordingly, the Astra Founders hold approximately seventy-five percent (75%) of the voting power of our capital stock on a fully-diluted basis and are able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Kemp and Dr. London may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of shares of our Class A common stock. For information about our dual class structure, see the section titled “Description of Securities.”

We cannot predict the impact our dual class structure may have on the stock price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of our Class A common stock could be adversely affected.

Delaware law and provisions in our certificate of incorporation and bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our certificate of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Class A common stock held by our stockholders. These provisions provide for, among other things:

•
the ability of our board of directors to issue one or more series of preferred stock;
•
stockholder action by written consent only until the first time when the Astra Founders cease to beneficially own a majority of the voting power of our capital stock;
•
certain limitations on convening special stockholder meetings;
•
advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•
amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock so long as the Astra Founders beneficially own shares representing a majority of the voting power of our capital stock and (ii) at least two-thirds of the voting power of the capital stock from and after the

•
time that the Astra Founders cease to beneficially own shares representing a majority of the voting power of our voting stock; and
•
a dual-class common stock structure with 10 votes per share of our Class B common stock, the result of which is that the Astra Founders have the ability to control the outcome of matters requiring stockholder approval, even though the Astra Founders own less than a majority of the outstanding shares of our capital stock.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire the Company, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause the Company to take other corporate actions that our stockholders desire. See “Description of Securities.”

Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Public Warrants and Private Placement Warrants. We evaluated the accounting treatment of our 9,999,976 Public Warrants and 5,333,333 Private Placement Warrants, and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value for each period reported in earnings. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Public Warrants and Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.

The Company’s accounting treatment of the 9,999,976 Public Warrants and 5,333,33 Private Placement Warrants is based on its current interpretation of the SEC Statement and other guidance and may change in light of any further interpretive guidance, as may be applicable.

A failure of our information technology systems, physical or electronic security protections, or an interruption in their operation due to internal or external factors including cyber-attacks or insider threats, could have a material adverse effect on our business, financial condition or results of operations.

Our operations are dependent on our ability to protect our employees, business systems, manufacturing capabilities, information systems, computer equipment and information databases from systems failures or malicious acts. We rely on both internal information technology systems, physical controls and policies, and certain external services and service providers to manage the day-to-day operation of our business, operate elements of our manufacturing facilities, manage relationships with our employees, customers and suppliers, fulfill customer orders and maintain our financial and accounting records. Failure of any one or more than one of our systems could be caused by internal or external events, such as incursions by intruders or hackers, physical intrusion or act, insider threats, computer viruses, cyber-attacks, failures in hardware or software, or power or telecommunication fluctuations or failures. The failure of our information technology systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs or loss of important information or capabilities, any of which could have a material adverse effect on our business, financial condition or results of operations. We have technology and information security processes, security and threat assessment plans and safeguards and periodic external service and service provider reviews in place to mitigate our risk to these vulnerabilities. However, these measures may not be adequate to ensure that our operations will not be disrupted or our financial impact minimalized, should such an event occur.

Astra needs to meet multiple security requirements in order to meet ongoing requirements for participation in government contracts. The inability to meet regulatory requirements or security standards may mean a failure to win contracts, receive security clearance certifications, and loss of current and future business.

U.S. government contracts generally are subject to FAR, agency-specific regulations that supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations, and other applicable laws, security requirements, and regulations. These regulations impose a broad range of requirements, many of which are unique to U.S. government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustments, mandatory disclosure, and audit requirements. Our failure to comply with these regulations, agency or government entity processes or opinions, and requirements could result in an inability to acquire government contracts, reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, and the assessment of penalties and fines that could lead to suspension or debarment from U.S. government contracting or subcontracting.

The increase in non-US sales could lead to incidents in violation of US and international anti-corruption laws.

Our non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption laws, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks. The violation of any regulation could adversely affect our plans for international expansion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Astra Space, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2021).

3.2	Amended and Restated Bylaws of Astra Space, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2021).
10.1+

Astra Space, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Annex F of Holicity Inc.’s Proxy Statement/Prospectus on Form 424B3 (Reg. No. 333-255703), filed with the SEC on June 8, 2021).

10.2+

Astra Space, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex G of Holicity Inc.’s Proxy Statement/Prospectus on Form 424B3 (Reg. No. 333-255703), filed with the SEC on June 8, 2021).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2021).
10.4

Director Nomination Agreement, dated June 30, 2021, by and between Astra Space, Inc., Pendrell Holicity Holdings Corporation and Adam P. London and Chris C. Kemp (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2021).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*        Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astra Space, Inc.

Date: August 12, 2021	By:	/s/ Chris C. Kemp
Chris C. Kemp
Chief Executive Officer

Date: August 12, 2021	By:	/s/ Kelyn J. Brannon
Kelyn J. Brannon
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer