Form 10-Q/A
period 2021-06-30
Astra Space, Inc.
filed 2021-10-22
CIK 1814329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-39426

ASTRA SPACE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1270303
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 Skyhawk Street Alameda, CA	94501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 278-7217

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ASTR	The NASDAQ Global Select Market
Warrants to purchase one share of common Stock, each at an exercise price of $11.50	ASTRW	The NASDAQ Global Select Market

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

As of October 20, 2021, the registrant had 202,068,736 shares of Class A common stock, $0.0001 par value per share, outstanding and 56,239,189 shares of Class B common stock, $0.0001 par value per share, outstanding.

Explanatory Note

As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2021, Astra Space, Inc. f/k/a Holicity, Inc. (“the Company”) is filing this Amendment No.1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) for the quarter ended June 30, 2021, originally dated August 12, 2021 and filed with the Securities and Exchange Commission (the “SEC”) effective August 13, 2021 (the “Original Filing”), to amend and restate our unaudited condensed consolidated financial statements and related footnote disclosures as of June 30, 2021 and for the three and six months ended June 30, 2021. In addition, the Company is amending certain related disclosures in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 4: Controls and Procedures and Part II, Item 1A: Risk Factors as more fully set forth below. No other changes were made to the Original Filing.

The Company is filing this Amendment to address a misstatement in relation to the accounting for convertible preferred stock in the previously filed financial statements resulting from the close of the merger of pre-combination Astra Space, Inc. with the Company, which occurred on June 30, 2021 (the “Business Combination”). See “Note 4 – Reverse Recapitalization” to the financial statements contained herein for a description of the Business Combination. Prior to the close of the Business Combination, pre-combination Astra Space, Inc. had Series A, Series B and Series C convertible preferred stock (the “Convertible Preferred Stock”), which it accounted for as temporary equity. The Convertible Preferred Stock required remeasurement to its redemption value for the three months ended March 31, 2021, as all shares of the Convertible Preferred Stock were considered probable of becoming redeemable at that time. Therefore, the Company recognized a $1.1 billion adjustment to redemption value on Convertible Preferred Stock for the three months ended March 31, 2021, which was treated as a deemed dividend and recorded as a net loss attributable to common stockholders for the three months ended March 31, 2021.

On June 30, 2021, all outstanding Convertible Preferred Stock converted into Class A common stock of the Company upon the close of the Business Combination. As a result, the Company derecognized the previously recorded $1.1 billion adjustment to redemption value on the Convertible Preferred Stock by reducing the carrying amount of the Convertible Preferred Stock and increasing additional paid-in capital (“APIC”) and accumulated deficit as of June 30, 2021 (“Derecognition”) under the premise that redemption at the conversion value was no longer probable on June 30, 2021.

After August 13, 2021, the date the Original Filing was accepted by the SEC, the Company concluded the Derecognition was not accurately accounted for under Accounting Standards Codification (“ASC”) 480-10-S99, which states that if classification of an equity instrument as temporary equity is no longer required, the existing carrying amount of the equity instrument should be reclassified to permanent equity without reversal of any adjustments previously recorded to the carrying amount of the equity instrument. The Company concluded that the Derecognition entry should have resulted in an increase to APIC with no impact to the accumulated deficit as of June 30, 2021. In addition, the Derecognition resulted in a misstatement of the loss per share of Class A common stock and Class B common stock and net loss attributable to common stockholders as the Company had erroneously derecognized the $1.1 billion adjustment to redemption value on Convertible Preferred Stock for the six months ended June 30, 2021.

Correcting for this error in the accounting for the Convertible Preferred Stock did not have any impact on liquidity, cash flows, revenues, or costs of operating in the Company’s unaudited condensed consolidated financial statements, in any of the Affected Periods (as defined below) or in any of the periods included in Part I, Item 1, Financial Statements (Unaudited) in this filing. Correcting for this error in the accounting of the Convertible Preferred Stock did not impact the amounts previously reported for the Company’s cash and cash equivalents, assets, liabilities, revenues, operating expenses or total cash flows from operations for any of the previously reported periods.

Furthermore, the Company revised the financial statements for an immaterial clerical error relating to the omission of a certain number of shares underlying vested restricted stock awards, which is labeled “As Revised” for the affected period. See “Note 3 – Restatement and Revision of Previously Issued Financial Statements”. This revision is unrelated to the error that resulted in the restatement.

Effect of the Restatement on Financial Statements

See “Note 3. Restatement and Revision of Previously Issued Financial Statements” to the financial statements in “Part I, Item 1. Financial Statements (Unaudited)” contained herein for a description of the effect of the restatement on the following financial statements and related footnote disclosures (collectively, the “Affected Periods”):

•
As of June 30, 2021,
•
For the six months ended June 30, 2021.

i

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

In connection with the restatement, the Company reassessed the effectiveness of disclosure controls and procedures as of June 30, 2021. The material weaknesses existing as of June 30, 2021 and the Company’s plans for remediation are described in Part I, Item 4 – Controls and Procedures in this Form 10-Q/A. The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans for the material weaknesses identified in the Original Filing has commenced and is being overseen by the Audit Committee. Implementation of the Company’s remediation plans for the material weakness resulting in this restatement are being commenced and will be overseen by the Audit Committee.

Items Amended in This Filing

The following sections of this Form 10-Q/A contain information that has been amended where necessary to reflect the restatement that has occurred subsequent to August 13, 2021, the date of Original Filing was accepted by the SEC:

•
Part I, Item 1: Financial Statements (Unaudited)
•
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part I, Item 4: Controls and Procedures
•
Part II, Item 1A: Risk Factors

The specific amendments to the Original Filing are located in the following:

•
Condensed Consolidated Balance Sheet as of June 30, 2021
•
Condensed Consolidated Statement of Operations for the six months ended June 30, 2021
•
Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) for the period ending June 30, 2021
•
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021
•
Note 3 – Restatement and Revision of Previously Issued Financial Statements
•
Note 4 – Reverse Recapitalization
•
Note 16 – Loss per Share
•
“Adjustment to redemption value of Convertible Preferred Stock (As Restated)” on page 34 of Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation,
•
Part 1, Item 4. Controls and Procedures
•
The risk factor titled: “We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligation” on page 57 of this Amendment, which has been updated.
•
The risk factor titled: “We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting and the restatement of our financial statements,” on page 58 of this Amendment, which was added.

The information contained in the Original Filing has not been updated or otherwise amended, except as described in the Explanatory Note and for subsequent events in the financial statements as set forth in this amendment.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ASTRA SPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2021 (As Restated)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$447,456	$10,611
Restricted cash	4,931	—
Inventories	1,832	649
Prepaid and other current assets	5,377	485
Total current assets	459,596	11,745
Non-current assets:
Property, plant and equipment, net	29,326	24,069
Right-of-use asset	9,603	—
Trademark	3,200	—
Other non-current assets	76	77
Total assets	$501,801	$35,891

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,180	$2,474
Operating lease obligation, current portion	1,649	—
Accrued expenses and other current liabilities	5,505	4,390
Long-term debt, current portion	4,850	41,132
Long-term debt, current portion due to related parties	—	10,503
Total current liabilities	18,184	58,499
Non-current liabilities:
Long-term debt	—	7,286
Warrant liabilities	56,786	—
Operating lease obligation, net of current portion	7,681	—
Other non-current liabilities	2,136	1,685
Total liabilities	84,787	67,470

Commitments and Contingencies (Note 12)

TEMPORARY EQUITY
Series A convertible preferred stock, $0.0001 par value; none authorized, issued and outstanding as of June 30, 2021; 44,017,454 shares authorized, and 43,744,059 shares issued and outstanding as of December 31, 2020, net of issuance cost	—	15,922
Series B convertible preferred stock, $0.0001 par value; none authorized, issued and outstanding as of June 30, 2021; 47,406,862 shares authorized and 47,024,227 shares issued and outstanding as of December 31, 2020, net of issuance costs	—	92,907
Total temporary equity	—	108,829

STOCKHOLDERS’ EQUITY (DEFICIT)
Founders convertible preferred stock, $0.0001 par value; none authorized, issued and outstanding as of June 30, 2021; 12,302,500 shares authorized, issued and outstanding as of December 31, 2020	—	1
Class A common stock, $0.0001 par value; 400,000,000 and 176,225,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 198,090,903 and 15,679,758 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	20	2
Class B common stock, $0.0001 par value; 65,000,000 and 61,512,500 shares authorized as of June 30, 2021 and December 31, 2020; 56,239,189 and 47,281,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	6	4
Additional paid in capital	1,757,858	50,282
Accumulated deficit	(1,340,870)	(190,697)
Total stockholders’ equity (deficit)	417,014	(140,408)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$501,801	$35,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
			(As Restated)
Operating expenses:
Research and development	$10,458	$7,221	$22,435	$15,532
Sales and marketing	1,125	—	1,189	—
General and administrative	18,318	3,861	30,931	6,983
Total operating loss	(29,901)	(11,082)	(54,555)	(22,515)
Interest expense, net	(678)	(1,253)	(1,213)	(2,252)
Other (expense) income, net	(718)	3,510	(718)	3,961
Loss on extinguishment of convertible notes	—	—	(131,908)	—
Loss on extinguishment of convertible notes attributable to related parties	—	—	(1,875)	—
Loss before taxes	(31,297)	(8,825)	(190,269)	(20,806)
Income tax expense	—	—	—	—
Net loss	$(31,297)	$(8,825)	$(190,269)	$(20,806)
Adjustment to redemption value on Convertible Preferred Stock	—	—	(1,011,726)	—
Net loss attributable to common stockholders	$(31,297)	$(8,825)	$(1,201,995)	$(20,806)

Net loss per share:
Weighted average number of shares of Class A common stock outstanding – basic and diluted	20,035,183	6,352,724	18,131,574	6,317,466
Net loss per share of Class A common stock – basic and diluted	$(0.47)	$(0.16)	$(18.52)	$(0.38)
Weighted average number of shares of Class B common stock outstanding – basic and diluted	46,722,244	48,897,804	46,783,559	48,474,826
Net loss per share of Class B common stock – basic and diluted	$(0.47)	$(0.16)	$(18.52)	$(0.38)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

(Unaudited)

	Temporary Equity		Permanent Equity
	Convertible Preferred Stock		Common Stock		Class A Common Stock ( New Astra)		Class B Common Stock (New Astra)		Founders Preferred Stock		Additional Paid in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020 (as previously reported)	136,493,663	$108,829	94,678,583	$—	—	—	—	—	18,500,000	$—	$50,289	$(190,697)	$(140,408)
Retroactive application of recapitalization	(45,725,377)	—	(31,717,325)	6	—	—	—	—	(6,197,500)	1	(7)	—	—
Balance as of December 31, 2020, effect of reverse recapitalization (refer to Note 4)	90,768,286	$108,829	62,961,258	$6	—	—	—	—	12,302,500	$1	$50,282	$(190,697)	$(140,408)
Cumulative effect adjustment due to adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(9,719)	691	(9,028)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,177	—	2,177
Exercise of options	—	—	498,807	—	—	—	—	—	—	—	228	—	228
Issuance of Series C Convertible Preferred Stock, net of issuance costs	28,498,141	221,943	—	—	—	—	—	—	—	—	—	—	—
Conversion of Founders Convertible Preferred Stock to Series C Convertible Preferred Stock	5,073,576	—	—	—	—	—	—	—	(5,073,576)	—	8,156	—	8,156
Adjustment to redemption value on Convertible Preferred Stock	—	1,011,726	—	—	—	—	—	—	—	—	(51,131)	(960,595)	(1,011,726)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(158,972)	(158,972)
Balance as of March 31, 2021	124,340,003	$1,342,498	63,460,065	$6	—	—	—	$—	7,228,924	$1	$(7)	$(1,309,573)	$(1,309,573)
Stock-based compensation	—	$—	—	$—	—	—	—	$—	—	$—	$7,444	$—	$7,444
Exercise of options	—	—	1,812,081	—	—	—	—	—	—	—	1,081	—	1,081
Adjustment to redemption value on Convertible Preferred Stock (As Restated)	—	(1,011,726)	—	—	—	—	—	—	—	—	1,011,726	—	1,011,726
Merger recapitalization- Class A	(124,340,003)	(330,772)	(16,261,881)	(2)	140,601,884	14	—	—	—	—	330,751	—	330,763
Merger recapitalization- Class B	—	—	(49,010,265)	(4)	—	—	56,239,189	6	(7,228,924)	(1)	—	—	1
Private offering and merger financing, net of redemptions and equity issuance costs of $23,337	—	—	—	—	57,489,019	6	—	—	—	—	406,863	—	406,869
Net loss	—	—	—	—	—	—	—	—	—	—	—	(31,297)	(31,297)
Balance as of June 30, 2021 (As Restated)	—	$—	—	$—	198,090,903	$20	56,239,189	$6	—	$—	$1,757,858	$(1,340,870)	$417,014

	Convertible Preferred Stock		Common Stock		Founders Preferred Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019 (as previously reported)	136,493,663	$108,829	80,294,900	$—	18,500,000	$—	$7,490	$(122,404)	$(114,914)
Retroactive application of recapitalization	(45,725,377)	—	(26,898,791)	5	(6,197,500)	1	(6)	—	—
Balance as of December 31, 2019, effect of reverse recapitalization (refer to Note 4)	90,768,286	$108,829	53,396,109	$5	12,302,500	$1	$7,484	$(122,404)	$(114,914)
Stock-based compensation	—	—	1,508,720	—	—	—	372	—	372
Exercise of options	—	—	173,729	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	(11,981)	(11,981)
Balance as of March 31, 2020	90,768,286	$108,829	55,078,558	$5	12,302,500	$1	$7,875	$(134,385)	$(126,504)
Stock-based compensation (As Revised)	—	—	482,125	—	—	—	141	—	141
Exercise of options	—	—	10,640	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	(8,825)	(8,825)
Balance as of June 30, 2020 (As Revised)	90,768,286	$108,829	55,571,323	$5	12,302,500	$1	$8,021	$(143,210)	$(135,183)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021 (As Restated)	2020
Cash flows from operating activities:
Net Loss	$(190,269)	$(20,806)
Adjustments to reconcile net loss to cash flows used in operating activities
Loss on extinguishment of convertible notes	131,908	—
Loss on extinguishment of convertible notes attributable to related parties	1,875	—
Non-cash lease expense	426	—
Stock-based compensation	17,777	513
Depreciation	1,918	1,664
Amortization of convertible note discounts	315	1,391
Amortization of convertible note discounts attributable to related parties	55	307
Gain on mark to market derivatives	—	(2,484)
Gain on mark to market derivatives attributable to related parties	—	(334)
Changes in operating assets and liabilities:
Inventories	(1,182)	—
Prepaid and other current assets	(4,893)	(625)
Other non-current assets	—	61
Accounts payable	3,617	(908)
Change in operating lease obligation	(547)	—
Accrued expenses and other current liabilities	2,334	1,028
Other non-current liabilities	2,011	415
Net cash used in operating activities	$(34,655)	$(19,778)
Cash flows from investing activities:
Acquisition of trademark	(3,200)	—
Purchases of property, plant and equipment	(8,647)	(465)
Investment made in leasehold improvements	(149)	(989)
Net cash used in investing activities	$(11,996)	$(1,454)
Cash flows from financing activities:
Proceeds from business combination and private offering, net of transaction costs of $23,337	463,648	—
Borrowings on Pendrell bridge loan	10,000	—
Repayment on Pendrell bridge loan	(10,000)	—
Proceeds from issuance of Series C preferred stock	30,000	—
Issuance cost of Series C preferred stock	(94)	—
Proceeds from issuance of convertible notes	—	17,900
Repayments on term loans	(2,800)	—
Repayments on equipment advances	(3,636)	(933)
Borrowings on economic injury disaster loan	—	500
Borrowings on paycheck protection program loan	—	4,850
Proceeds from stock issued under equity plans	1,309	24
Net cash provided by financing activities	$488,427	$22,341

Net increase in cash, cash equivalents and restricted cash	$441,776	$1,109
Cash, cash equivalents and restricted cash at beginning of period	10,611	10,519
Cash, cash equivalents and restricted cash at end of period	$452,387	$11,628

Non-cash activities:
Conversion of Series A, Series B, Series C, and Founders' convertible preferred into Class A common stock	$330,764	$—
Assets acquired included in accounts payable	537	449
Public and private placement of warrants acquired as part of business combination	56,786	—
Change in redemption value of Convertible Preferred Stock	1,011,726	—
Supplemental disclosures of cash flow information:
Cash paid for interest	$691	$217

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

Unless the context otherwise requires, “we”, “us”, “our”, “Astra” and the “Company” refers to Astra Space, Inc., the combined company and its subsidiaries following the Business Combination. Refer to Note 4 for further discussion of the Business Combination. The Company’s Class A common stock and warrants to purchase Class A common stock are now listed on the Nasdaq under the symbols “ASTR” and “ASTRW”.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, our results of operations, cash flows and stockholders’ equity (deficit) for the periods presented. The results are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.

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

The Company has historically funded its operations primarily by equity financings and convertible promissory notes prior to the Business Combination. As of June 30, 2021, the Company’s existing sources of liquidity included cash and cash equivalents of $447.5 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $1,340.9 million as of June 30, 2021. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including the development of products. Upon completion of the Business Combination, the Company obtained adequate cash proceeds as part of the reverse recapitalization that will be sufficient to fund operating and capital expenditure requirements and mitigate the relevant conditions that raise substantial doubt about the Company’s ability to continue as a going concern through at least 12 months from the date of issuance of these financial statements.

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

Loss on Extinguishment of Convertible Notes

No loss was recognized for the extinguishment of convertible notes for the three months ended June 30, 2021. For the six months ended June 30, 2021, the Company recognized a total loss on extinguishment of convertible notes of $133.8 million. On January 28, 2021, the Company settled all convertible notes outstanding as of December 31, 2020 through its Series C financing. Given that certain convertible notes were settled based on negotiated terms between the Company and the note holders, the Company concluded that such settlement should be treated as a privately negotiated debt settlement transaction where debt extinguishment accounting should be applied. Therefore, the Company recognized the loss on extinguishment of convertible notes, which represents the difference between the net carrying amount of the convertible notes at the time of extinguishment and the fair value of Series C convertible preferred stock issued to settle these convertible notes. See Note 8 — Long-Term Debt.

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

The Company does not include significant restrictions or covenants in lease agreements, and residual value guarantees are generally not included within the Company’s leases. See Note 10 — Leases.

Fair Value Measurements

The carrying amounts of cash, prepaid expenses, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair value because of their short-term maturities. The carrying amounts of the 2018 Term Loans and 2018 Equipment Advances (as defined in Note 8 — Long-Term Debt) approximate fair value as the interest rate varies with the Prime Rate.

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

The Company did not have a derivative liability related to the share settlement obligation of the Company’s convertible notes as of June 30, 2021 and December 31, 2020, respectively. See Note 8 — Long-Term Debt.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees, directors and nonemployees based on the estimated grant date fair value of the awards in accordance with ASC 718, Compensation — Stock Compensation. The Company estimates grant date fair value of options using an option-pricing valuation model and accounts for forfeitures as they occur. The fair value of restricted stock awards is based on the fair value of the underlying shares on the date of grant, and is expensed over the requisite service period. The fair value of all stock-based compensation is recognized as an expense on a straight-line basis over the full vesting period of the awards for time-based restricted stock awards. See Note 15 — Stock-Based Compensation.

Convertible Preferred Stock

Series A, B and C convertible preferred stock (“Convertible Preferred Stock”) are classified in temporary equity as they contain terms that could require the Company to redeem them for cash at the option of the holder or the occurrence of other events not solely within the Company’s control. The shares of Series A, B and C Convertible Preferred Stock were converted into Class A common stock upon consummation of the Business Combination.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. See Note 9 — Income Taxes.

Earnings (Loss) per Share

Net loss per share is calculated using the two-class method required for participating securities and multiple classes of common stock. The Company considers convertible preferred stock to be participating securities as the holders have the right to participate in dividends with the common stockholders on a pro-rata, as converted basis. Prior to any dividends or earnings distribution to common stock, the holders of the Convertible Preferred Stock have a right to preferential dividends. Thus, losses are allocated to common stock and convertible preferred stock on a pro-rata, as converted basis following distribution of the preferential dividends to convertible preferred stockholders. Since application of the if-converted method results in anti-dilution, the two-class method is not applied to convertible preferred stock in the diluted earnings (loss) per share calculation. The dilutive effect of warrants and stock options is computed using the treasury stock method. Diluted earnings (loss) per share excludes all dilutive potential shares if their effect is anti-dilutive. See Note 16 — Loss per Share.

Commitments and Contingencies

The Company accrues for claims and litigation when they are both probable and the amount can be reasonably estimated. Where timing and amounts cannot be reasonably determined, a range is estimated, and the lower end of the range is recorded. Legal costs incurred in the connection with loss contingencies are expensed as incurred. See Note 12 — Commitments and Contingencies.

Note 3 – Restatement and Revision of Previously Issued Financial Statements

Background of the Restatement

The Company has restated its unaudited Condensed Consolidated Balance Sheet as of June 30, 2021 and its unaudited Condensed Consolidated Statement of Operations and unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and unaudited Condensed Consolidated Statement of Temporary Equity and Stockholders’ Equity (Deficit) as of and for the six months ended June 30, 2021, along with certain related notes to such unaudited restated condensed consolidated financial statements.

Prior to the close of the merger with Holicity Inc. on June 30, 2021, pre-combination Astra had Series A, Series B and Series C convertible preferred stock (“Convertible Preferred Stock”) issued and outstanding, which were required to be classified in temporary equity. Pre-combination Astra was required, under GAAP, to remeasure the Convertible Preferred Stock when a redemption event becomes probable by marking the carrying value the Convertible Preferred Stock to redemption value. Redemption value of the Convertible Preferred Stock is defined as the greater of original issue price and the as-converted value according to the Company’s articles of incorporation.

As of March 31, 2021, all shares of the Convertible Preferred Stock were considered probable of becoming redeemable as the Business Combination, one of the qualifying redemption events, was considered probable. Subsequent measurement of the Convertible Preferred Stock was therefore required for the three months ended March 31, 2021, at which time the Convertible Preferred Stock was remeasured by $1.1 billion based on the as-converted value. This adjustment was treated as a deemed dividend and was recognized against additional paid-in capital and accumulated deficit on the Condensed Consolidated Balance Sheet as of March 31, 2021.

Upon the close of the Business Combination, all outstanding Convertible Preferred Stock of pre-combination Astra converted into Class A common stock of the Company. The Company derecognized the redemption value adjustment of $1.1 billion that was previously recognized in the first quarter of 2021 (“Adjustment to Redemption Value on Preferred”) under the premise that redemption at the conversion value was no longer probable on June 30, 2021. To reflect this Adjustment to Redemption Value on Preferred, the Company reversed the $1.1 billion adjustment by decreasing the carrying amount of the Convertible Preferred Stock and increasing additional paid-in capital (“APIC”) and accumulated deficit as of June 30, 2021, in connection with applying conversion accounting to reclassify the original issuance price carrying value of the Convertible Preferred Stock into the Company’s permanent equity accounts (“Q2 2021 Derecognition”).

Subsequent to June 30, 2021, the Company determined that the Q2 2021 Derecognition entry was not accurately accounted for under ASC 480. Specifically, ASC 480-10 requires that if classification of an equity instrument as temporary equity is no longer required, the existing carrying amount of the equity instrument should be reclassified to permanent equity without reversal of any adjustments previously recorded to the carrying amount of the equity instrument. The Company concluded that the Q2 2021 Derecognition entry should have resulted in an increase to APIC with no impact to the accumulated deficit as of June 30, 2021. In addition, the Derecognition entry should not have reduced the net loss attributable to common stockholders and the related impact to loss per share for the six months ended June 30, 2021.

Therefore, the Company, in consultation with its audit committee and the Company's management, concluded that its previously issued unaudited condensed consolidated financial statements for the period as of June 30, 2021 and for the three and six months ended June 30, 2021 should be restated because of a misinterpretation of the technical accounting guidance with respect to the accounting for the Company’s temporary equity and should no longer be relied upon.

Effect of the Restatement

The following table summarizes the effect of the restatement on the affected financial statement line items within the previously reported interim financial statements as of the date, and for the periods, indicated:

in thousands (except per share data)	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet as of June 30, 2021
Additional paid-in capital	$797,263	$960,595	$1,757,858
Accumulated deficit	(380,275)	(960,595)	(1,340,870)

Condensed Consolidated Statement of Operations for the six months ended June 30, 2021
Adjustment to redemption value on Convertible Preferred Stock	$—	$(1,011,726)	$(1,011,726)
Net Loss attributable to common stockholders	(190,269)	(1,011,726)	(1,201,995)

Net loss per share for the six months ended June 30, 2021
Net loss per share of Class A common stock – basic and diluted	$(2.93)	$(15.59)	$(18.52)
Net loss per share of Class B common stock – basic and diluted	(2.93)	(15.59)	(18.52)

Condensed Consolidated Statement of Cash Flows for six months ended June 30, 2021
Non-cash activities:
Change in redemption value of Convertible Preferred Stock	$—	$1,011,726	$1,011,726

Other Immaterial Revision to Condensed Consolidated Statement of Temporary Equity and Stockholders’ Deficit

The Company has revised the Condensed Consolidated Statement of Temporary Equity and Stockholders’ Deficit as of June 30, 2020 to reflect a clerical error resulting in the omission in the financial statement of 482,125 shares of Class A common stock related to restricted stock awards which vested during the three months ended June 30, 2020. The omission of the vested restricted stock awards had no impact on the previously issued financial statements except for the incremental number of shares of common stock presented as of June 30, 2020 on the Condensed Consolidated Statement of Temporary Equity and Stockholders’ Deficit. This omission is immaterial to the financial statements and the correction is labeled “As Revised”.

Note 4 — Reverse Recapitalization

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

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash, net of transactions costs, of $463.6 million, including $200.0 million in gross proceeds from the private placements (the “PIPE”). In connection with the Business Combination, $25.2 million of transaction costs were paid on the Closing Date. Additionally, on the Closing Date, the Company repaid the short-term promissory notes with Pendrell (the “Bridge Loan”) of $10.4 million, which included principal of $10.0 million and end of term fee of $0.4 million as of June 30, 2021. The Company also repaid the outstanding principal and interest of $4.6 million for the term loan and equipment advances with Silicon Valley Bank. Refer to Note 8 – Long-term Debt.

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

Note 5 — Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), and since that date has issued subsequent amendments to the initial guidance intended to clarify certain aspects of the guidance and to provide certain practical expedients entities can elect upon adoption. The principle of ASU 2016-02 is that a lessee should recognize assets and liabilities that arise from leases. Lessees will need to recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments. The right-of-use asset will be based on the liability, with differences related to deferred rent and initial direct costs, etc. For income statement purposes, ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in a straight-line expense pattern while finance leases will result in a front-loaded expense pattern. ASU 2016-02 is effective for the Company beginning January 1, 2022. As of January 1, 2021, the Company early adopted Topic 842 using the modified retrospective approach and as a result will not restate prior periods. The cumulative effect of the changes made to the January 1, 2021 Condensed Consolidated Balance Sheet for the adoption of ASU 2016-02 was the addition of a right-of-use asset of $4.6 million and a lease liability of $4.7 million. See Note 10 — Leases.

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

Note 6 — Inventories

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

Note 7 — Property, Plant and Equipment, Net

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

Upon adoption of ASC 842 on January 1, 2021, the Company derecognized the Kodiak Spaceport asset of $2.1 million, the accumulated depreciation of $0.4 million, and the financing obligation of $0.8 million, with an adjustment to equity for the difference. The Company also recognized a right-of-use asset of $0.9 million for the Kodiak Spaceport lease. No lease payments remained to be paid as of the transition date. As such, equity was adjusted against the right-of-use asset. See Note 10 — Leases.

Note 8 — Long-Term Debt

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

In connection with the Business Combination, all outstanding debt at the Closing Date with the exception of the Paycheck Protection Program note were settled on June 30, 2021. Refer to Note – 4 Reverse Recapitalization.

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

Bridge Loan

On May 20, 2021, the Company entered into a short-term promissory note (the “Bridge Loan”) with Pendrell as the lender, pursuant to which Pendrell agreed to make available to the Company up to $20.6 million in borrowings. Pendrell is the parent of X-icity Holdings Corporation, the sponsor of Holicity. The interest rate on the Bridge Loan borrowings is a fixed rate of 5.00% per annum. However, if repaid in full in connection with the closing of the Business Combination, then no interest shall be due and payable. The

Company is required to pay an upfront fee in the amount of 1.00% of the principal amount and an end of term fee in the amount of 2.00% of the principal amount. The funds drawn on the Bridge Loan may be prepaid by the Company at any time. The Bridge Loan matures upon the earliest of (a) the closing of the Business Combination, (b) 60 days following the abandonment of the Business Combination and (c) the date when the commitment amount is otherwise paid in full or accelerated pursuant to the terms of the Bridge Loan. Under the terms of the Bridge Loan, the Company borrowed $10.0 million in June 2021, and subsequently paid off the outstanding principal and end of term fee totaling $10.4 million on June 30, 2021. Refer to Note – 4 Reverse Recapitalization.

The scheduled principal maturities of the Company’s debt obligations as of June 30, 2021 are as follows:

in thousands	2021 (remaining six months)	2022	2023	2024	Thereafter	Total
PPP note	—	4,850	—	—	—	4,850
	$—	$4,850	$—	$—	$—	$4,850

Note 9 — Income Taxes

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

Note 10 — Leases

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

Note 11 — Fair Value Measurements

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

Note 12 — Commitments and Contingencies

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

Note 13 — Convertible Preferred Stock

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

On the Closing Date of the Business Combination, all outstanding Convertible Preferred Stock converted into Class A common stock of the Company; therefore, the Company applied conversion accounting to derecognize the existing carrying amount of the Convertible Preferred Stock and increased additional paid-in capital as of June 30, 2021.

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

Note 14 — Stockholders’ Equity

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

Founders Convertible Preferred Stock

The Company issued 18,500,000 shares of pre-combination Astra’s Founders Convertible Preferred Stock in 2016. Upon vesting, the compensation expense associated with the Founders Convertible Preferred Stock was recorded as stock-based compensation based on the fair value of the Founders Convertible Preferred Stock on the grant date fair value. Immediately before the closing of the Business Combination, 10,870,562 shares of pre-combination Astra’s Founders Convertible Preferred Stock were outstanding. Upon closing of the Business Combination, the Founders Convertible Preferred Stock were converted into shares of Class B common stock of the Company. Refer to Note 4 – Reverse Recapitalization.

Note 15 — Stock-based Compensation

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

Note 16 — Loss per Share

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

The following tables set forth the computation of basic and diluted loss for the three months ended June 30, 2021 and 2020, and the six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(9,393)	$(21,904)	$(1,015)	$(7,810)
Basic weighted average common shares outstanding	20,035,183	46,722,244	6,352,724	48,897,804
Dilutive weighted average common shares outstanding	20,035,183	46,722,244	6,352,724	48,897,804
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(0.47)	$(0.47)	$(0.16)	$(0.16)

	Six Months Ended June 30,
	2021		2020
	(As Restated)
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss	$(53,144)	$(137,125)	$(2,399)	$(18,407)
Adjustment to redemption value on Convertible Preferred Stock	(282,587)	(729,139)	—	—
Net loss attributed to common stockholders	$(335,731)	$(866,264)	$(2,399)	$(18,407)
Basic weighted average common shares outstanding	18,131,574	46,783,559	6,317,466	48,474,826
Dilutive weighted average common shares outstanding	18,131,574	46,783,559	6,317,466	48,474,826
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(18.52)	$(18.52)	$(0.38)	$(0.38)

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

For the Convertible Notes, before settlement, for purposes of diluted earnings (loss) per share, the Company applies the if-converted method. However, because the adjustment to the numerator for interest expense was anti-dilutive, the Convertible Notes were not included in diluted earnings (loss) per share. Refer to Note 8 — Long-Term Debt for the key terms of the Convertible Notes.

Note 17 — Related Party Transactions

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

On January 28, 2021, the Company settled promissory convertible notes through the issuance of Series C convertible preferred stock. 7,819,887 and 469,193 shares of Series C convertible preferred stock were issued to A/NPC Holdings LLC and Sherpa Ventures Fund II, LP at a per share price of $1.33 to settle $10.4 million and $0.6 million outstanding principal and accrued interest, respectively. Additionally, 264,928 and 115,771 shares of Series C convertible preferred stock were issued to Eagle Creek Capital, LLC and Sherpa Ventures Fund II, LP at a per share price of $1.71 to settle $0.5 million and $0.2 million outstanding principal and accrued interest, respectively. See Note 8 — Long-Term Debt for mechanism of settlement.

Note 18 — Subsequent Events

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

PPP Note Forgiveness

On August 24, 2021, we received notice from Silicon Valley Bank that the Small Business Administration had approved our application for forgiveness of the PPP Note in the full amount of $4.9 million, plus interest of $65,475. There was no remaining balance on the PPP note.

Issuance of Equity Grants

On September 20, 2021, the Company awarded an aggregate 3,972,185 restricted stock unit (“RSUs”) and 16,442,272 stock option (“Options”) grants of shares of its Class A common stock to its executive officers (collectively, the “Equity Grants”). These Equity Grants were issued under the Company’s 2021 Omnibus Incentive Plan. The exercise price for the stock option grants is $9.04, which was the closing share price for a share of the Company’s Class A common stock on September 20, 2021. The RSUs and certain of the stock option grants vest based on each executive officer’s continued service to the Company. While the remaining Options consist of performance based stock options that vest based on the Company’s achievement of various performance criteria and certain share price targets for its Class A common stock.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as more fully described in the “Explanatory Note” and in Note 3 to the financial statements titled, “Restatement and Revision of Previously Issued Financial Statements” included in “Part I, Item 1: Financial Statements (Unaudited)” of this Amendment. For further details regarding the restatement adjustments, see also “Part I, Item 4: Controls and Procedures” and “Part II, Item 1A: Risk Factors”.

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Period over period change		Six Months Ended June 30,		Period over period change
(in thousands, except percentages)	2021	2020	($)	(%)	2021 (As Restated)	2020	($)	(%)
Operating expenses:
Research and development	$10,458	$7,221	$3,237	45%	$22,435	15,532	$6,903	44%
Sales and marketing	1,125	—	1,125	n.m.	1,189	—	1,189	n.m.
General and administrative	18,318	3,861	14,457	374	30,931	6,983	23,948	343
Total operating expenses	(29,901)	(11,082)	(18,819)	(170)	(54,555)	(22,515)	(32,040)	(142)
Loss from operations	(29,901)	(11,082)	(18,819)	(170)	(54,555)	(22,515)	(32,040)	(142)
Interest expense, net	(678)	(1,253)	575	46	(1,213)	(2,252)	1,039	46
Other (Expense) Income, net	(718)	3,510	(4,228)	(120)	(718)	3,961	(4,679)	(118)
Loss on extinguishment of convertible notes	—	—	—	n.m.	(131,908)	—	(131,908)	n.m.
Loss on extinguishment of convertible notes attributable to related parties	—	—	—	n.m.	(1,875)	—	(1,875)	n.m.
Loss before taxes	(31,297)	(8,825)	(22,472)	(255)	(190,269)	(20,806)	(169,463)	(814)
Income tax expense	—	—	—	n.m.	—	—	—	n.m.
Net loss	$(31,297)	$(8,825)	$(22,472)	(255)%	$(190,269)	$(20,806)	$(169,463)	(814)%
Adjustment to redemption value on Convertible Preferred Stock (As Restated)	—	—	—	n.m	(1,011,726)	—	(1,011,726)	n.m.
Net loss attributable to common stockholders	$(31,297)	$(8,825)	$(22,472)	(255)%	$(1,201,995)	$(20,806)	$(1,181,189)	(5,677)%

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

Adjustment to redemption value on Convertible Preferred Stock (As Restated)

There was no adjustment to redemption value on Convertible Preferred Stock for the three months ended June 30, 2021 and 2020.

Adjustment to redemption value on Convertible Preferred Stock of $1,011.7 million for the six months ended June 30, 2021 was due to the remeasurement of Convertible Preferred Stock to its redemption value due to the likelihood of a redemption event becoming probable. There was no such adjustment for the six months ended June 30, 2020.

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

Recent Accounting Pronouncements

See Note 5 to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information about recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, including the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition and our results of operations.

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

Material Weaknesses and Remediation Plan

As previously reported in Part I, Item 4 of our quarterly report on Form 10-Q for the period ended March 31, 2021, Holicity concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021, due to a material weakness of ineffective controls over accounting for complex transactions and instruments. The material weakness related to the classification of Public and Private Placement Warrants, issued in connection with Holicity’s initial public offering, as components of equity instead of as derivative liabilities. As the Public and Private Placement Warrants met the definition of a derivative as contemplated in ASC 815, the Public and Private Placement Warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Inclusive of the previously reported material weakness above, we identified four material weaknesses in our internal control over financial reporting including the material weakness identified in connection with the restatement discussed in Note 3 to the financial statements included herein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically material weaknesses identified are:

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
•
We did not maintain effective controls over accounting for complex transactions and instruments, including, the inaccurate application of conversion accounting related to our convertible instruments in connection with the restatement discussed in Note 3 to the financial statements included herein.

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
•
While we have processes to identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are in the process of enhancing these processes to better evaluate, research and understand the nuances of the accounting standards for complex transactions and instruments. We plan to provide internal resources with enhanced access to accounting literature and research materials while increasing communication with third-party professionals with whom we consult regarding the application of accounting standards over complex transactions and instruments.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending or to Astra’s knowledge, threatened against us or any members of Astra’s management team in their capacity as such. See Part I, Item 1 “Financial Statements (Unaudited) — Note 12 — Commitments and Contingencies.”

Item 1A. Risk Factors.

Certain of the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, do not fairly represent the risks of the Company now that the Business Combination has been consummated. For convenience, we have restated the risk factors here, with those adjustments that are appropriate to reflect the Company's business operations on and after the consummation of the Business Combination on June 30, 2021. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of Astra. You should carefully consider the following risk factors in addition to the other information included in this filing and our other filings with the SEC. Astra may face additional risks and uncertainties that are not presently known to it, or that it currently deems immaterial, which may also impair Astra’s business or financial condition. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements of Astra and notes to the Company's condensed consolidated financial statements in this quarterly report on Form 10-Q.

Concurrently with the restatement of the unaudited condensed consolidated financial statements as described in the Explanatory Note, the following risk factors were either modified or added. The risk factor titled “We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations” was updated and the risk factor titled “We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting and the restatement of our financial statements” was added. Other than the two risk factors identified in the prior two sentences, no other changes were made to the risk factors set forth below.

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
•
We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting and the restatement of our financial statements.
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

As previously reported as Part I, Item 4 of our quarterly report on Form 10-Q filed with the SEC for the period ended March 31, 2021, Holicity identified the material weakness of ineffective controls over accounting for complex transactions and instruments that related to the classification of Public and Private Placement Warrants, issued in connection with Holicity’s initial public offering, as components of equity instead of as derivative liabilities. As the Public and Private Placement Warrants met the definition of a derivative as contemplated in ASC 815, the Public and Private Placement Warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Inclusive of the previously identified material weakness above, we identified four material weaknesses in our internal control over financial reporting as of and for the years ended December 31, 2019 and 2020 and as of and for the interim periods ended June 30, 2021, including the material weakness identified in connection with the restatement discussed in Note 3 to the financial statements included herein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The first material weakness is related to the segregation of duties and related conflicts with respect to our information technology systems, including administrative access to our financially relevant information technology systems. The second material weakness arises from our lack of formal accounting policies and procedures during the applicable audit period, which resulted in material errors in our financial statements not being identified by management. The third material weakness relates to our process for preparing and recording journal entries within our accounting systems related thereto. The fourth material weakness relates to ineffective controls over accounting for complex transactions and instruments, including, the inaccurate application of conversion accounting related to our convertible instruments in connection with the restatement discussed in Note 3 to the financial statements included herein.

We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the material weaknesses described above, primarily by implementing additional review procedures within our accounting and finance department, hiring additional personnel within the company’s accounting and finance function, designing and implementing information technology and application controls in our financially significant systems, providing internal resources with enhanced access to accounting literature and research materials, engaging additional external accounting experts to supplement our internal resources and increasing communication with third-party professionals with whom we consult regarding the application of accounting standards on complex transactions and instruments. While we are designing and implementing measures to remediate the material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate the weaknesses in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

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

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting and the restatement of our financial statements.

The Company, in consultation with the Audit Committee and Company's management, determined that it was appropriate to restate our previously filed financial statements for the Affected Periods. As part of this restatement, we identified a material weakness in our internal control over financial reporting.

As a result of such material weakness and such restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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
•
amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock so long as the Astra Founders beneficially own shares representing a majority of the voting power of our capital stock and (ii) at least two-thirds of the voting power of the capital stock from and after the time that the Astra Founders cease to beneficially own shares representing a majority of the voting power of our voting stock; and
•
a dual-class common stock structure with 10 votes per share of our Class B common stock, the result of which is that the Astra Founders have the ability to control the outcome of matters requiring stockholder approval, even though the Astra Founders own less than a majority of the outstanding shares of our capital stock.

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

Astra Space, Inc.

Date: October 22, 2021	By:	/s/ Chris C. Kemp
Chris C. Kemp
Chief Executive Officer

Date: October 22, 2021	By:	/s/ Kelyn J. Brannon
Kelyn J. Brannon
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer