Form 10-Q
period 2022-03-31
Astra Space, Inc.
filed 2022-05-05
CIK 1814329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 208,614,084 shares of Class A common stock, $0.0001 par value per share, outstanding and 55,539,188 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	As of
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$161,521	$325,007
Marketable securities	93,669	—
Trade accounts receivable	432	1,816
Inventories	8,701	7,675
Prepaid and other current assets	11,233	12,238
Total current assets	275,556	346,736
Non-current assets:
Property, plant and equipment, net	79,415	66,316
Right-of-use asset	8,979	9,079
Goodwill	58,251	58,251
Intangible assets, net	17,106	17,921
Other non-current assets	625	721
Total assets	$439,932	$499,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,200	$9,122
Operating lease obligation, current portion	1,790	1,704
Accrued expenses and other current liabilities	29,318	29,899
Total current liabilities	37,308	40,725
Non-current liabilities:
Operating lease obligation, net of current portion	7,039	7,180
Other non-current liabilities	27,099	14,599
Total liabilities	71,446	62,504

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Founders convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 208,610,490 and 207,451,107 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	22	22
Class B common stock, $0.0001 par value; 65,000,000 shares authorized; 55,539,188 and 55,539,189 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid in capital	1,862,709	1,844,875
Accumulated other comprehensive loss	(155)	—
Accumulated deficit	(1,494,096)	(1,408,383)
Total stockholders’ equity	368,486	436,520
Total liabilities and stockholders’ equity	$439,932	$499,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	For The Three Months Ended March 31,
	2022	2021
Revenues	$3,911	$—
Cost of revenues	11,014	—
Gross loss	(7,103)	—
Operating expenses:
Research and development	37,927	12,196
Sales and marketing	4,764	64
General and administrative	20,986	12,394
Loss on change in fair value of contingent consideration	15,500	—
Total operating expenses	79,177	24,654
Operating loss	(86,280)	(24,654)
Interest income (expense), net	174	(535)
Other income (expense), net	393	—
Loss on extinguishment of convertible notes	—	(131,908)
Loss on extinguishment of convertible notes attributable to related parties	—	(1,875)
Loss before taxes	(85,713)	(158,972)
Income tax (benefit) provision	—	—
Net loss	$(85,713)	$(158,972)
Adjustment to redemption value on Convertible Preferred Stock	—	(1,011,726)
Net loss attributable to common stockholders	$(85,713)	$(1,170,698)

Net loss per share:
Weighted average number of shares of Class A common stock outstanding – basic and diluted	208,112,630	16,206,813
Net loss per share of Class A common stock – basic and diluted	$(0.33)	$(18.57)
Weighted average number of shares of Class B common stock outstanding – basic and diluted	55,539,188	46,845,555
Net loss per share of Class B common stock – basic and diluted	$(0.33)	$(18.57)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

(Unaudited)

	For The Three Months Ended March 31,
	2022	2021
Net loss	$(85,713)	$(158,972)
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities	(155)	—
Total comprehensive loss	$(85,868)	$(158,972)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2022

(In thousands, except share data)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance as of December 31, 2021	207,451,107	$22	55,539,189	$6	$1,844,875	$—	$(1,408,383)	$436,520
Stock-based compensation	—	—	(1)	—	17,041	—	—	17,041
Issuance of common stock under equity plans	1,159,383	—	—	—	793	—	—	793
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	—	—	(85,713)	(85,713)
Balance as of March 31, 2022	208,610,490	$22	55,539,188	$6	$1,862,709	$(155)	$(1,494,096)	$368,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Three Months Ended March 31, 2021

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock (Pre-combination Astra)		Founders Preferred Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	90,768,286	$108,829	62,961,258	$6	12,302,500	$1	$50,282	$(190,697)	$(140,408)
Cumulative effect adjustment due to adoption of ASU 2020-06	—	—	—	—	—	—	(9,719)	691	(9,028)
Stock-based compensation	—	—	—	—	—	—	2,177	—	2,177
Exercise of options	—	—	498,807	—	—	—	228	—	228
Issuance of Series C Convertible Preferred Stock, net of issuance costs	28,498,141	221,943	—	—	—	—	—	—	—
Conversion of Founders Convertible Preferred Stock to Series C Convertible Preferred Stock	5,073,576	—	—	—	(5,073,576)	—	8,156	—	8,156
Adjustment to redemption value on Convertible Preferred Stock	—	1,011,726	—	—	—	—	(51,131)	(960,595)	(1,011,726)
Net loss	—	—	—	—	—	—	—	(158,972)	(158,972)
Balance as of March 31, 2021	124,340,003	$1,342,498	63,460,065	$6	7,228,924	$1	$(7)	$(1,309,573)	$(1,309,573)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(85,713)	$(158,972)
Adjustments to reconcile net loss to cash flows used in operating activities
Stock-based compensation	17,041	10,333
Depreciation	1,960	888
Amortization of intangible assets	815	—
Inventory net realizable value write downs	5,500	—
Non-cash lease expense	352	170
Accretion (amortization) of marketable securities purchased at a premium (discount)	67	—
Loss on change in fair value of contingent consideration	15,500	—
Loss on extinguishment of convertible notes	—	131,908
Loss on extinguishment of convertible notes attributable to related parties	—	1,875
Amortization of convertible note discounts	—	315
Amortization of convertible note discounts attributable to related parties	—	55
Changes in operating assets and liabilities:
Trade accounts receivable	1,383	—
Inventories	(6,526)	(370)
Prepaid and other current assets	1,005	(4,213)
Other non-current assets	97	—
Accounts payable	125	734
Lease liabilities	(306)	73
Accrued expenses and other current liabilities	(72)	3,330
Other non-current liabilities	498	197
Net cash used in operating activities	$(48,274)	$(13,677)
Cash flows from investing activities:
Acquisition of trademark	(850)	(3,200)
Purchases of marketable securities	(93,891)	—
Purchases of property, plant and equipment	(20,942)	(324)
Net cash used in investing activities	$(115,683)	$(3,524)
Cash flows from financing activities:
Proceeds from issuance of Series C preferred stock	—	30,000
Issuance cost of Series C preferred stock	—	(90)
Repayments on term loans	—	(300)
Repayments on equipment advances	—	(700)
Proceeds from stock issued under equity plans	79	228
Proceeds from Employee Stock Purchase Plan	392	—
Net cash provided by financing activities	$471	$29,138

Net increase (decrease) in cash and cash equivalents	$(163,486)	$11,937
Cash and cash equivalents at beginning of period	325,007	10,611
Cash and cash equivalents at end of period	$161,521	$22,548

Non-cash activities:
Assets acquired included in accounts payable and accrued expenses and other current liabilities	$3,252	$492
Change in redemption value of Convertible Preferred Stock		1,011,726
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$80

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ASTRA SPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business

Astra Space, Inc. designs, tests, manufactures and operates the next generation of launch services and space services and products that it expects to enable a new generation of global communications, earth observation, precision weather monitoring, navigation, and surveillance capabilities. Astra Space, Inc.'s mission is to Improve Life on Earth from SpaceTM through greater connectivity and more regular observation and to enable a wave of innovation in low Earth orbit by expanding our space platform offerings.

Holicity Inc. (“Holicity”) was originally incorporated in Delaware and was established as a special purpose acquisition company, which completed its initial public offering in August 2020. On June 30, 2021 (the “Closing Date”), Holicity consummated a business combination (the “Business Combination”) pursuant to the Business Combination Agreement dated as of February 2, 2021 (the “BCA”), by and among Holicity, Holicity Merger Sub Inc., a wholly owned subsidiary of Holicity (“Merger Sub”), and Astra Space Operations, Inc. (“pre-combination Astra”). Immediately upon the consummation of the Business Combination, Merger Sub merged with and into pre-combination Astra with pre-combination Astra surviving the merger as a wholly owned subsidiary of Holicity. Holicity changed its name to “Astra Space, Inc.” and pre-combination Astra changed its name to “Astra Space Operations, Inc.”

Unless the context otherwise requires, “we”, “us”, “our”, “Astra” and the “Company” refers to Astra Space, Inc., the combined company and its subsidiaries following the Business Combination and Astra Space Operations, Inc. prior to the Business Combination. See Note 3 — Acquisitions for further discussion of the Business Combination. The Company’s Class A common stock is listed on the Nasdaq under the symbol “ASTR”.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Astra and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial reporting. The condensed consolidated financial statements included herein are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2021 condensed consolidated balance sheet data were derived from Astra’s audited consolidated financial statements included in its Annual Report on Form 10-K for year ended December 31, 2021 as filed with the SEC. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future period.

Business Combination

On June 30, 2021, the Business Combination pursuant to the BCA, by and among Holicity, Merger Sub, and pre-combination Astra, was accounted for as a reverse recapitalization as pre-combination Astra was determined to be the accounting acquirer under ASC 805. The determination is primarily based on the evaluation of the following facts and circumstances:

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

In connection with the Business Combination, outstanding common stock and preferred convertible stock of the pre-combination Astra was converted into common stock of the Company, par value of $0.0001 per share, representing a recapitalization, and the net assets of the Company were acquired and recorded at historical cost, with no goodwill or intangible assets recorded. Pre-combination Astra was deemed to be the predecessor and the condensed consolidated assets and liabilities and results of operations prior to the Closing Date are those of pre-combination Astra. Reported shares and earnings per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the BCA. The number of shares of preferred stock was also retroactively restated based on the exchange ratio. See Note 3 — Acquisitions for additional information.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has historically funded its operations primarily by equity financings and convertible promissory notes prior to the Business Combination and subsequently funded its operations through cash proceeds obtained as part of the Business Combination and related private placement. As of March 31, 2022, the Company’s existing sources of liquidity included cash and cash equivalents of $161.5 million and marketable securities of $93.7 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $1,494.1 million as of March 31, 2022. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including the development of its products and services. Management continuously evaluates opportunities to strengthen the Company’s financial position, including through the issuance of additional equity securities or by entering into new financing arrangements, as appropriate. However, the Company has adequate liquidity that it expects will be sufficient to fund operating and capital expenditure requirements through at least twelve (12) months from the date of issuance of these financial statements.

Impact of the COVID-19 Pandemic

The Company has been actively monitoring the ongoing COVID-19 pandemic situation and its impact on the Company’s business. The COVID-19 pandemic had disrupted everyday life and markets worldwide, leading to significant business and supply-chain disruption, as well as broad-based changes in supply and demand. The Company has been diligent in testing and monitoring our employees, and there have been disruptions in productivity, although these disruptions have not resulted in suspension of our manufacturing facilities. However, beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased intermittent supplier delays and a shortfall of semiconductor supply. Ultimately, we cannot predict the duration of the COVID-19 pandemic. We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate and deploy our production, workforce and other resources accordingly.

Use of Estimates and Judgements

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include the valuation of goodwill and intangible assets, inventory valuation, stock-based compensation, pre-combination Astra common stock, useful lives of intangible assets and fixed assets, deferred tax assets, income tax uncertainties, contingent consideration and other contingencies.

Significant Accounting Policies

Other than those described below, there have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that have had a material impact on its unaudited condensed consolidated financial statements and related notes.

Marketable securities. Marketable securities consist of U.S. Treasury securities, corporate debt securities, commercial paper, and asset backed securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. Interest receivable on these securities is presented in other current assets on the condensed consolidated balance sheets. All marketable securities are recorded at their estimated fair values. When the fair value of a marketable security declines below its amortized cost basis, the carrying value of the security will be reduced to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, the Company determines whether any portion of the decline is due to credit losses. Any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Company’s condensed consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income (loss) and are recognized in the Company’s condensed consolidated statement of operations only if the Company sells or intends to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the Company’s condensed consolidated statements of operations.

Note 2 — Revenues

The Company recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Through its current and anticipated offerings, the Company expects to generate revenue by providing the following goods or services:

Launch Services — To provide rapid, global, and affordable launch services to satellite operators and governments in partnership with third-party spaceport providers globally. Our launch services include services tied directly to our launch along with complementary services that are not part of our fixed pricing for which we charge a separate fee. The Company currently operates its launches from Pacific Spaceport Complex in Kodiak, Alaska and Cape Canaveral Space Force Station in Cape Canaveral, Florida. The Company plans to add additional launch sites in diverse locations based on its customers' inclination requirements and as the Company increases the frequency of launches.

Space Products — To design and provide space products based on the customers' needs for a successful satellite launch and other products that the Company may sell in the future. Currently the Company offers two in-space electric propulsion systems.

Space Services — To invest in building the Company's portfolio of space services, which includes communication service and constellation services, which will be based on the Company's network of spacecraft that customers can access for use in their business. Specifically, the Company's space services encompass all aspects of hosted satellite and constellation services, including hosting customer payloads onto its spacecraft, and delivering services, such as communication and other services, to customers from its space platform.

As of March 31, 2022, the Company has only entered into contracts for launch services and space products. As of March 31, 2022, the Company is in early stages of developing its space services offerings which includes communication service and constellation services. The Company’s contracts may provide customers with termination for convenience clauses, which may or may not include termination penalties. In some contracts, the size of the contractual termination penalty increases closer to the scheduled launch date. At each balance sheet date, the Company evaluates each contract’s termination provisions and the impact on the accounting contract term, i.e., the period in which the Company has enforceable rights and obligations. This includes evaluating whether there are termination penalties and if so, whether they are considered substantive. The Company applies judgment in determining whether the termination penalties are substantive.

Recognition of Revenue

The work performed by the Company in fulfilling launch services and space products performance obligations is not expected to create an asset to the customer since the launch vehicle that is built to deliver the customer’s payload into orbit will not be owned by the customer or the propulsion systems that are built to thrust the customers' satellite into orbit will not be owned by the customer until they are delivered to the customer. The Company recognizes revenue at a point in time upon satisfaction of the performance obligations under its launch services and space products agreements. The Company recognized $3.9 million of revenues for the three months ended March 31, 2022 under its launch services agreements. No revenue had been recognized for the three months ended March 31, 2021.

Contracts with governmental entities involving research and development milestone activities do not represent contracts with customers under ASC 606 and as such, amounts received are recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded $0.4 million for the three months ended March 31, 2022. No such income was recorded for the three months ended March 31, 2021.

Contract Balances and Remaining Performance Obligations

Contract balances. Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Receivables represent rights to consideration that are unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. The Company had no contract assets as of March 31, 2022 and December 31, 2021. The Company had contract liabilities of $10.5 million and $10.4 million as of March 31, 2022 and December 31, 2021, respectively. The Company recognized revenue of $2.3 million during the three months ended March 31, 2022 that was included in the contract liabilities balance at the beginning of the period. No revenue was recognized for the three months ended March 31, 2021.

Remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. Customers are not considered committed when they are able to terminate their contractual obligations to us without payment of a substantive penalty under the contract. Many of the Company’s contracts allow the customer to terminate the contract prior to launch or delivery without a substantive penalty, and therefore the enforceable contract is for a period less than the stated contractual term. Further, the Company has elected not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company had unsatisfied performance obligations of $23.8 million as of March 31, 2022, the majority of which is expected to be recognized in 2022.

Note 3 — Acquisitions

Acquisition of Apollo Fusion, Inc.

On July 1, 2021, or the Apollo Acquisition Date, the Company, through its wholly owned indirect subsidiary, merged with Apollo Fusion, Inc. ("Apollo"). The results of Apollo’s operations have been included in the unaudited condensed consolidated financial statements since that date. Apollo designs, tests, manufactures and operates propulsion modules to enable satellites to orbit in space.

The fair value of the consideration paid as of July 1, 2021, was $70.8 million, net of cash acquired (the "Apollo Merger"), which consisted of the following:

Purchase Consideration (in thousands)
Cash paid for outstanding Apollo common stock and options	$19,926
Fair value of Astra Class A common stock issued	33,008
Fair value of contingent consideration	18,400
Total purchase consideration	71,334
Less: cash acquired	566
Total purchase consideration, net of cash acquired	$70,768

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

The contingent consideration requires the Company to pay $75.0 million of additional consideration to Apollo’s former shareholders and option-holders, if Apollo meets certain customer revenue related milestones over a two and half year period ending on December 31, 2023. The contingent consideration is earned, which is a combination of total contract value and relevant payout ratio, if the contract with the customer is entered into after the acquisition date and 25% of revenue under the contract is recognized by December 31, 2023 under ASC 606. Contingent consideration is payable on a quarterly basis based on the milestones achieved. The fair value of the contingent consideration arrangement at the acquisition date was $18.4 million. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of March 31, 2022, the contingent consideration recognized increased to $29.2 million as a result of changes in forecasted revenues subject to milestone payments and the passage of time. The Company has recognized $10.8 million in cumulative net losses on changes in fair value of contingent consideration from the Apollo Acquisition Date, of which $15.5 million in loss was recognized in the condensed consolidated statement of operations for the three months ended March 31, 2022.

An additional $10.0 million of cash ("Cash Earnout") will be paid to employees of Apollo that joined Astra, subject to certain vesting conditions, as amended. The Cash Earnout is accounted for as compensation expense over the requisite service period in the post-acquisition period as the payment is subject to the employee's continued employment with the Company. The Company has recognized $7.1 million in compensation cost from the Apollo Acquisition Date, of which $1.3 million in compensation cost was recognized in research and development expense in the condensed consolidated statement of operations for the three months ended March 31, 2022. The earned, but unpaid, amount of the Cash Earnout of $3.4 million and $3.9 million is recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

In addition, the Company awarded 1,047,115 Performance Stock Units ("PSUs") to employees of Apollo that joined Astra, subject to certain performance-based milestones, as amended, and other vesting provisions. The PSUs are accounted for as compensation expense over the requisite service period in the post-acquisition period as the vesting of PSUs is subject to time-based and performance-based vesting conditions. See Note 15 — Stock-based Compensation for additional information.

We allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, based on their fair values. The excess purchase price over those fair values is recorded as goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. The final purchase consideration allocation is presented in the following table.

(in thousands)	Fair Value
Inventory	$131
Prepaid and other current assets	796
Property, plant and equipment	996
Right of use assets	163
Goodwill	58,251
Intangible assets	15,350
Other non-current assets	75
Total assets acquired	75,762
Accounts payable	(950)
Accrued expenses and other current liabilities	(1,939)
Operating lease obligation	(163)
Other non-current liabilities	(1,942)
Total liabilities assumed	(4,994)
Fair value of net assets acquired	$70,768

Goodwill is primarily attributable to the assembled workforce and anticipated synergies expected from the integration of the Apollo business. The synergies include operating efficiencies, and other strategic benefits projected to be achieved as a result of the Apollo Merger. Goodwill is not deductible for tax purposes.

There were no revenues recorded during the three months ended March 31, 2022 related to Apollo. It was impracticable to determine the effect on net income attributable to Apollo as we had integrated a substantial portion of Apollo into our ongoing operations during the year.

Intangible Assets
	Fair Value	Weighted-Average Amortization Periods
	(in thousands)	(in years)
Developed technology	$12,100	6
Customer contracts and related relationships	2,900	3
Order backlog	200	1
Tradename	150	2
Total identified intangible assets	$15,350

Developed technology relates to propulsion modules. The Company valued the developed technology using the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue that are expected to be generated by developed technology. The economic useful life was determined based on the technology cycle related to the developed technology, as well as the cash flows over the forecast period.

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

The Company believes the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Apollo Acquisition Date.

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

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash, net of transactions costs, of $463.6 million, including $200.0 million in gross proceeds from the private placements (the “PIPE”). In connection with the Business Combination, $25.2 million of transaction costs were paid on the Closing Date. Additionally, on the Closing Date, the Company repaid all the outstanding debt except for Paycheck Protection Program note. Refer to Note 6 – Long-term Debt.

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

Note 4 — Supplemental Financial Information

Inventories

in thousands	As of March 31, 2022	As of December 31, 2021
Raw materials	$8,032	$5,775
Work in progress	669	941
Finished goods	—	959
Inventories	$8,701	$7,675

There were $5.5 million of inventory net realizable value write downs recorded within cost of revenues during the three months ended March 31, 2022. There were no inventory net realizable value write downs recorded during the three months ended March 31, 2021.

Property, Plant and Equipment, net

Presented in the table below are the major classes of property, plant and equipment:

in thousands	As of March 31, 2022	As of December 31, 2021
Construction in progress	$9,693	$39,246
Computer and software	3,418	3,092
Leasehold improvements	54,343	14,177
Research equipment	11,716	8,935
Production equipment	11,746	10,442
Furniture and fixtures	1,035	1,001
Total property, plant and equipment	91,951	76,893
Less: accumulated depreciation	(12,536)	(10,577)
Property, plant and equipment, net	$79,415	$66,316

Depreciation expense amounted to $2.0 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. No impairment charges were recorded for the three months ended March 31, 2022 and 2021.

Accrued Expenses and Other Current Liabilities

in thousands	As of March 31, 2022	As of December 31, 2021
Employee compensation and benefits	$6,516	$9,927
Contract liabilities, current portion	10,307	10,162
Fair value of contingent consideration, current portion	3,500	—
Construction in progress related accruals	1,365	3,726
Accrued expenses	4,837	3,464
Other (miscellaneous)	2,793	2,620
Accrued expenses and other current liabilities	$29,318	$29,899

Other Non-Current Liabilities

in thousands	As of March 31, 2022	As of December 31, 2021
Fair value of contingent consideration, net of current portion	$25,700	$13,700
Contract liabilities, net of current portion	149	149
Other (miscellaneous)	1,250	750
Other non-current liabilities	$27,099	$14,599

Note 5 — Intangible Assets

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
As of March 31, 2021:
Definite-lived intangible assets
Developed technology	$12,100	$1,513	$10,587
Customer contracts and related relationship	2,900	725	2,175
Order backlog	200	150	50
Trade names	150	56	94
Intangible assets subject to amortization	15,350	2,444	12,906
Indefinite-lived intangible assets
Trademarks	4,200	—	4,200
Total	$19,550	$2,444	$17,106

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2021:
Definite-lived intangible assets
Developed technology	$12,100	$1,008	$11,092
Customer contracts and related relationship	2,900	483	2,417
Order backlog	200	100	100
Trade names	150	38	112
Intangible assets subject to amortization	15,350	1,629	13,721
Indefinite-lived intangible assets
Trademarks	4,200	—	4,200
Total	$19,550	$1,629	$17,921

Based on the amount of intangible assets as of March 31, 2022, the expected amortization expense for each of the next five years and thereafter is as follows:

in thousands	Expected Amortization Expense
2022 (remainder)	$2,343
2023	3,021
2024	2,500
2025	2,017
2026	2,017
Thereafter	1,008
Total intangible assets	$12,906

Note 6 — Long-Term Debt

There is no short-term and long-term debt outstanding as of March 31, 2022 and December 31, 2021. In connection with the Business Combination, all outstanding debt with the exception of the Paycheck Protection Program note was paid on June 30, 2021. Refer to Note – 3 Acquisitions. In August 2021, the Company's application for forgiveness of Paycheck Protection Program was approved in the full amount of the outstanding principal balance and accrued interest.

Term Loan and Equipment Advances

On December 25, 2018, the Company entered into a loan agreement (the “2018 Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the 2018 Loan Agreement, the Company could borrow up to a total of $3.0 million term loans (“2018 Term Loans”) and $7.0 million equipment loans (“2018 Equipment Advances”) with access period ended on April 30, 2020 for 2018 Term Loans and June 30, 2019 for 2018 Equipment Advances. Amounts borrowed under the 2018 Loan Agreement were repaid prior to or on June 30, 2021.

In connection with the execution of the 2018 Loan Agreement, the Company entered into a 2018 warrant agreement which granted certain warrants to SVB (the “Warrants”). The Warrants were issued in one initial tranche on December 25, 2018 and three subsequent tranches in 2019 each time the Company made an additional debt draw under the 2018 Loan Agreement. Pursuant to the warrant agreement, SVB had the option to purchase an aggregate of 480,520 shares of Class A common stock. The warrants had a weighted average exercise price of $0.24 per share and were exercisable for a period of 10 years. The Company accounted for all the Warrants issued as equity instruments since the Warrants were indexed to the Company’s common shares and met the criteria for classification in stockholders’ equity. In July 2021, SVB exercised all the outstanding Warrants and the Company issued 472,113 shares of Company's Class A Common Stock, net of exercise price.

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

Convertible Notes

Issuance of Convertible Notes

From June 2019 through July 2019, the Company issued $14.8 million of convertible promissory notes (the “June 2019 Convertible Notes”) to certain investors. The June 2019 Convertible Notes matured on June 10, 2021 and accrued interest at 2.37% or 2.13%, compounded annually on basis of 360-days year of twelve 30-day months. Principal and any accrued but unpaid interest were due and payable at maturity.

From October 2019 through December 2020, the Company issued $45.0 million of convertible promissory notes (the “October 2019 Convertible Notes” and collectively with the June 2019 Convertible Notes, the “Convertible Notes”) to certain investors. The October 2019 Convertible Notes matured on October 1, 2021 and accrued interest at 1.69%, 1.59% or 1.85%, compounded annually on basis of 360-days year of twelve 30-day months. Principal and any accrued but unpaid interest were due and payable at maturity.

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

The October 2019 Convertible Notes were settled based on negotiated terms between the Company and the note holders as the Series C Financing did not meet the definition of Next Equity Financing for the October 2019 Convertible Notes. The Company assessed the economics of the settlement of the October 2019 Convertible Notes and concluded that it should be treated as a privately negotiated debt redemption/settlement transaction where debt extinguishment accounting should be applied. Therefore, the Company derecognized the net carrying amount, including any unamortized debt discount, of the October 2019 Convertible Notes of $42.6 million and recognized the Series C convertible preferred stock issued specifically to settle the October 2019 Convertible Notes at fair value as the reacquisition consideration. Accrued and unpaid interest of $0.6 million was settled and not paid in cash and therefore it was included in calculating the extinguishment loss. The difference between the net carrying amount of the October 2019 Convertible Notes, plus accrued and unpaid interest, and the reacquisition consideration was recorded as a loss on extinguishment in the condensed consolidated statement of operations for the three months ended March 31, 2021.

The Company issued in aggregate 26,727,308 shares of Series C convertible preferred stock (pre-combination) to settle the October 2019 Convertible Notes. The fair value of the Series C convertible preferred stock was determined to be $176.9 million using the cash purchase price of $6.62 per share on January 28, 2021. These October 2019 Convertible Notes had a carrying amount plus accrued and unpaid interest of $43.2 million upon settlement. The difference of $133.8 million was recognized as a loss on extinguishment on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2021.

Note 7 — Warrant Liabilities

As part of Holicity’s initial public offering ("IPO") in 2020, Holicity issued 9,999,976 warrants to third party investors, and each whole warrant entitled the holder to purchase one share of the Company's Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Holicity completed the private sale of 5,333,333 warrants to Holicity’s sponsor (“Private Placement Warrants”) and each Private Placement Warrant allowed the sponsor to purchase one share of the Company's Class A common stock at $11.50 per share.

The Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants were exercisable for cash or on a cashless basis, at the holder’s option, and were non-redeemable so long as they were held by the initial purchasers or their permitted transferees. If the Private Placement Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant.

The Company accounted for Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). Specifically, the exercise of the Public and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because not all of the Company’s shareholders needed to participate in such tender offer or exchange to trigger the potential cash settlement and the Company did not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Placement Warrants did not meet the conditions to be classified in equity. Since the Public and Private Placement Warrants met the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

On November 26, 2021, the Company issued a notice of redemption to redeem all of its Public Warrants and Private Placement Warrants ("Redeemable Warrants") outstanding as of December 27, 2021. Under the Warrant Agreement, the Company was entitled to redeem not less than all of the outstanding Redeemable Warrants at a Redemption Price of $0.10 per Redeemable Warrant, provided that the last reported sales price of the Class A common stock had been at least $10.00 per share on the trading day prior to the date on which notice of redemption is given, and further provided that there is an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Redeemable Warrants and a current prospectus relating thereto, available through the Redemption Date.

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

In connection with the redemption, the holders of 9,413,895 Public Warrants and 5,333,333 Private Placement Warrants elected to receive, in lieu of the redemption price, an aggregate 3,775,709 shares of Class A common stock at 0.2560374 shares of Class A Common Stock per Warrant. A total of 586,075 Public Warrants remained unexercised as of December 27, 2021 and the Company redeemed the Public Warrants for a redemption price of $0.10 per Redeemable Warrant on December 27, 2021.

Note 8 — Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2022 and 2021, the Company recognized no provision for income taxes consistent with the losses incurred and the valuation allowance against the deferred tax assets.

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

Note 9 — Leases

The Company has operating leases for warehouse, production, and office facilities and equipment. Lease contracts have remaining lease terms of less than one year to seven years, some of which include options to extend the term by up to 5 years. The Company included renewal options that are reasonably certain to be exercised as part of the lease term. Additionally, some lease contracts include termination options. The Company does not expect to exercise the majority of termination options and generally excludes such options when determining the term of leases.

The operating lease costs were $0.5 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

The weighted average remaining lease term was 6.33 years and 6.68 years as of March 31, 2022 and December 31, 2021, respectively. The weighted average discount rate was 7.34% as of each of March 31, 2022 and December 31, 2021.

Cash flows arising from lease transactions for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

in thousands	2022	2021
Cash paid for amounts included in the measurements of lease liabilities — operating cash flows	$(460)	$(10)
Right-of-use assets obtained in exchange for operating leases liabilities	$251	$—

Future minimum lease payments under non-cancellable leases in effect as of March 31, 2022 are as follows (in thousands):

Year Ended December 31,	Operating Leases
2022 (remainder)	$1,412
2023	1,790
2024	1,677
2025	1,655
2026	1,642
Thereafter	2,840
Total future undiscounted minimum lease payments	$11,016
Less: imputed Interest	2,187
Total reported lease liability	$8,829

Note 10 — Fair Value Measurements

The Company measures its financial assets and liabilities at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value, as follows:

Level 1 Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

Level 2 Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The carrying amounts of Company's financial instruments, which include cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and certain other current liabilities approximate fair value because of their short-term maturities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$6,102	$—	$—	$6,102
Marketable securities
US Treasury securities	22,975	—	—	22,975
Corporate Debt securities	—	24,232	—	24,232
Commercial Paper	—	35,887	—	35,887
Asset Backed Securities	—	10,575	—	10,575
Total financial assets	$29,077	$70,694	$-	$99,771
Liabilities:
Contingent consideration	$—	$—	$29,200	$29,200
Total financial liabilities	$—	$—	$29,200	$29,200

	As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$100,000	$—	$—	$100,000
Total financial assets	$100,000	$—	$—	$100,000
Liabilities:
Contingent consideration	$—	$—	$13,700	$13,700
Total financial liabilities	$—	$—	$13,700	$13,700

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments:

in thousands	Contingent Consideration
Fair value as of December 31, 2021	$13,700
Loss on change in fair value of contingent consideration	15,500
Fair value as of March 31, 2022	$29,200

The fair value of contingent consideration related to Apollo acquisition is classified as Level 3 financial instruments. To determine the fair value of the contingent consideration, the Company used a Monte Carlo simulation model. The Monte Carlo simulation considered assumptions including revenue volatilities, risk free rates, discount rates and additional revenue discount rate. Additionally, other key assumptions included forecasted revenues from new customers and probability of achieving it. The following table sets forth the range of inputs for the significant assumptions utilized to determine the fair value of contingent consideration as of March 31, 2022:

	As of March 31, 2022	As of December 31, 2021
Risk-free interest rate	1.62%	0.56%
Expected revenue volatility	18.5%	20.0%
Revenue discount rate	6.50%	5.50%
Discount rate	3.50%	3.25%

Note 11 — Commitments and Contingencies

Legal Proceedings

The Company is party to ordinary and routine litigation incidental to its business. On a case-by-case basis, the Company engages inside and outside counsel to assess the probability of potential liability resulting from such litigation. After making such assessments, the Company makes an accrual for the estimated loss only when the loss is probable, and an amount can be reasonably estimated.

On February 9, 2022, a putative class action was filed in the United States District Court for the Eastern District of New York styled Artery v. Astra Space, Inc. et al., Case No. 1:22-cv-00737 (E.D.N.Y.) (the “Artery Action”). The complaint alleges that the Company and certain of its current and former officers violated provisions of the Securities Exchange Act of 1934 with respect to certain statements concerning the Company's capabilities and business prospects. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company's securities between February 2, 2021 and December 29, 2021. On March 23, 2022, a second putative class action was filed in the United States District Court for the Eastern District of New York styled Riley v. Astra Space, Inc., et al., Case No. 1:22-cv-01591 (E.D.N.Y.) (the “Riley Action,” with the Artery Action, the “Securities Actions”). The Riley Action alleges the same claims, based upon similar facts, against the same defendants, and seeks the same damages. The Company expects that the two cases will be consolidated into a single action. Defendants intend to move to dismiss once the Court appoints a lead plaintiff and an amended complaint is filed. The Company believes that the Securities Actions are without merit and intend to defend them vigorously. Due to the early stage of the cases, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

On March 8, 2022, a stockholder derivative suit was filed in the United States District Court for the State of Delaware styled Meyer, et al., v. Kemp, et al., Case No. 22-cv-00308 (D. Del.). The complaint asserts claims against the current members of our board of directors and certain of our current and former officers, for breach of their fiduciary duty, waste, unjust enrichment, and contribution under the Securities Exchange Act of 1934, based upon the conduct alleged in the Artery Action. The plaintiffs seek monetary damages in favor of the Company in an unstated amount, reformation of the Company’s corporate governance and internal procedures, restitution including a disgorgement of any compensation, profits or other benefits achieved, and reimbursement of the plaintiffs’ reasonable fees and costs, including attorney's fees. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

The Company has tendered defense of each of the three foregoing claims under its Directors' and Officers’ policy. The retention under this policy is $20 million.

Purchase Commitments

On May 25, 2021, the Company entered a contract with a supplier to purchase components. The Company is obligated to purchase $22.5 million of components over 60 months. The Company may terminate the supply agreement by paying 50% of the remaining purchase commitment at any point during the contract term. The Company made total purchases of $0.8 million under the contract of which $0.4 million related to purchases made during the three months ended March 31, 2022. The Company also made advance payments of $0.4 million under the contract during the three months ended March 31, 2022.

Note 12 — Convertible Preferred Stock

Convertible Preferred Stock

From pre-combination Astra’s inception until the consummation of the Business Combination, approximately $100.2 million of cash capital contributions was raised, net of issuance costs, through the issuance of three rounds of convertible preferred equity.

The three classes of convertible preferred stock of pre-combination Astra were: Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock (collectively, the “Convertible Preferred Stock”). Immediately before the consummation of the Business Combination, the Convertible Preferred Stock of pre-combination Astra consisted of:

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

On January 28, 2021, concurrent with Series C Financing, the Company amended its certificate of incorporation to add a merger with a special purpose acquisition company (“SPAC Transaction”) as one of the defined Deemed Liquidation events. In addition, upon triggering of the Deemed Liquidation events, the holders of the Convertible Preferred Stock were entitled to receive the greater of their liquidation preference per share and the as converted value per share. As of March 31, 2021, the Company assessed the probability of a SPAC Transaction to be probable and therefore, the Convertible Preferred Stock were considered probable of becoming redeemable.

Subsequent measurement of Convertible Preferred Stock was then required for the three months ended March 31, 2021. The Company elected to apply the current redemption value method to measure the redeemable Convertible Preferred Stock. Under the method, changes in the redemption value were recognized immediately as they occurred and the carrying value of the Convertible Preferred Stock was adjusted to the redemption value at the end of each reporting date. In the absence of retained earnings, adjustments to redemption value were recorded against additional paid-in capital, if any, and then to accumulated deficit. As of March 31, 2021, adjustments to the carrying amount of the Convertible Preferred Stock of $1.1 billion, reflecting the estimated redemption value of $7.18 per share as of March 31, 2021, were treated as deemed dividends and were recognized against additional paid-in capital and accumulated deficit on the consolidated balance sheet.

On the Closing Date of the Business Combination, all outstanding Convertible Preferred Stock converted into Class A common stock of the Company, therefore, the Company applied conversion accounting to derecognize the existing carrying amount of the Convertible Preferred Stock and increased additional paid-in capital.

Note 13 — Stockholders’ Equity

Common and Preferred Stock

As of March 31, 2022, the Company had authorized a total of 466,000,000 shares of stock, consisting of (i) 400,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), (ii) 65,000,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). As of March 31, 2022, the Company had 208,610,490 and 55,539,188 shares of Class A and Class B common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of March 31, 2022.

Holders of the Class A and Class B common stock have identical distribution rights, except that holders of the Class A common stock are entitled to one vote per share and holders of the Class B common stock are entitled to ten votes per share. Each share of Class B common stock can be converted into one share of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in the Company's amended and restated certificate of incorporation.

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

Founders Convertible Preferred Stock

The Company issued 18,500,000 shares of pre-combination Astra’s Founders Convertible Preferred Stock in 2016. Upon vesting, the compensation expense associated with the Founders Convertible Preferred Stock was recorded as stock-based compensation based on the fair value of the Founders Convertible Preferred Stock on the grant date fair value. Immediately before the closing of the Business Combination, 10,870,562 shares of pre-combination Astra’s Founders Convertible Preferred Stock were outstanding. Upon closing of the Business Combination, the shares of Founders Convertible Preferred Stock were converted into shares of Class B common stock of the Company, which are entitled to ten votes per share. Refer to Note 3 – Acquisitions.

Note 14 — Stock-based Compensation

Stock-based incentive awards are provided to employees under the terms of various Astra equity incentive plans.

2021 Omnibus Incentive Plan

In June 2021, the Board of Directors approved the 2021 Omnibus Incentive Plan (the “2021 Plan”), which reserved 36.8 million shares of Class A common stock for issuance for awards in accordance with the terms of the 2021 Plan. On January 1, 2022, pursuant to the terms of the 2021 Plan, the number of shares of Class A common stock available for issuance under the 2021 Plan increased by 13.1 million. Similarly, the share reserve increases on January 1 of each year from 2023 to 2031 by the lesser of (i) 5% of the sum of number of shares of (x) Class A common stock and (y) Class B common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A common stock as determined by the Board. The purpose of the 2021 Plan is to advance the Company’s interests by providing for the grant to employees, directors, consultants and advisors of stock and stock-based awards. As of March 31, 2022, 17.5 million shares remain available for issuance under the plan.

2021 Employee Stock Purchase Plan

In June 2021, the Board of Directors approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) to reserve 5 million shares of Class A common stock for issuance for awards in accordance with the terms of the ESPP. On January 1, 2022, pursuant to the terms of the 2021 ESPP, the number of shares of Class A common stock available for issuance under the 2021 ESPP increased by 2.6 million. Similarly, the number of shares of Class A common stock reserved for issuance under the 2021 ESPP will ultimately increase on January 1 of each year from 2023 to 2031 by the lesser of (i) 1% of the sum of number of shares of Class A common stock and Class B common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A common stock as determined by the Board. The purpose of the 2021 ESPP is to enable eligible employees to use payroll deductions to purchase shares of Class A common stock and thereby acquire an interest in the company. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. 151,644 shares were issued under the Employee Stock Purchase Plan during the three months ended March 31, 2022. As of March 31, 2022, 7.5 million shares remain available for issuance under the 2021 ESPP. As of March 31, 2022, the Company had $1.7 million of unrecognized stock-based compensation expense related to the 2021 ESPP. This cost is expected to be recognized over a weighted-average period of 1.24 years.

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

In connection with the Business Combination, the Company assumed the 2016 Plan upon closing. Each outstanding and unexercised option (“Astra Option”) was converted, at the exchange ratio established in the BCA, into an option (“New Astra Option”) to acquire shares of the Company’s Class A common stock with the same terms and conditions as applicable to the Astra Option immediately prior to the Business Combination. As of March 31, 2022, there were no shares available for issuance under the plan.

The following table summarizes stock-based compensation expense that the Company recorded in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	For The Three Months Ended March 31,
in thousands	2022	2021
Cost of revenues	$241	$—
Research and development	6,736	3,179
Sales and marketing	1,580	13
General and administrative	8,484	7,141
Stock-based compensation expense	$17,041	$10,333

On November 22, 2021, under the 2021 Plan, the Company's compensation committee issued 1,047,115 PSUs to the employees of Apollo who joined Astra. PSUs are subject to certain performance-based and service-based vesting conditions and would vest over four years with 25% of awards vesting on July 1, 2022, and the remaining 75% vesting quarterly over the remaining 12 quarters beginning on November 15, 2022, only for the portion of PSUs that is eligible to become vested which will be determined based upon timely satisfaction of performance conditions. The number of PSUs vested will be determined by multiplying the total number of PSUs granted by the percentage of milestones achieved and by the percentage of PSUs that satisfy the time-based vesting condition on such time-vesting date.

Certain performance conditions for PSUs are subjective and the number of PSUs related to these performance conditions do not meet the criteria for the grant date. Accordingly, 523,557 PSUs and 52,355 PSUs related to the performance conditions that are not subjective are considered granted as of November 22, 2021 and January 21, 2022, respectively. The remaining PSUs issued did not meet the grant date criteria as of March 31, 2022. The Company will re-assess at the end of each reporting period if any further PSUs has met the grant date criteria and account for it in the period in which it meets the grant date criteria.

As of March 31, 2022, the Company assessed the probability of success for the performance conditions that are not subjective and determined that the Company has achieved certain of these performance conditions within the requisite period. Therefore, the Company recognized $1.0 million compensation costs related to PSUs for the three months ended March 31, 2022.

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

These PSOs also require the volume weighted average share price for a period of thirty trading days meet share price thresholds of $15.00, $20.00, $30.00, $40.00 and $50.00 following the achievement of the first milestone, second milestone, third milestone, fourth milestone and fifth milestone, respectively, before a milestone will be deemed achieved. After each milestone is achieved, 20% of the PSOs will vest on the vesting date immediately following the date at which the price thresholds are met. For this purpose, a "vesting date" is February 15, May 15, August 15 and November 15 of any applicable year. The milestones must be achieved over a period of approximately five years, with the earliest vesting date of November 15, 2022, and the last vesting date no later than November 15, 2026, if all vesting conditions are met. No unvested portion of the PSOs shall vest after November 15, 2026. As of March 31, 2022, the Company assessed the probability of success for the five milestones mentioned above and determined that it is probable that the Company will achieve Milestone A and Milestone B within the requisite period. Therefore, the Company recognized $4.9 million compensation costs related to PSOs for the three months ended March 31, 2022. As of March 31, 2022, we had unrecognized stock-based compensation expense of $32.8 million for the milestones that were not considered probable of achievement.

In February 2021, the Board of Directors approved the acceleration in vesting of 206,250 pre-combination Astra stock options that were issued to one employee on May 15, 2020. The remaining unvested options were fully vested upon acceleration. The Company recorded a $1.4 million stock-based compensation expense related to the modification for the three months ended March 31, 2021.

As of March 31, 2022, the Company had $130.9 million of unrecognized stock-based compensation expense related to all of the Company's stock-based awards. This cost is expected to be recognized over a weighted-average period of 2.94 years.

Secondary Sales

In January 2021, concurrent with Series C Financing, two executive officers, Chris Kemp, founder and Chief Executive Officer (“CEO”), and Adam London, founder and Chief Technology Officer (“CTO”), entered into stock purchase agreements with certain investors including ACME SPV AS, LLC to sell 3,775,879 and 2,265,529 shares, respectively, of Founders Convertible Preferred Stock at purchase prices in excess of the estimated fair value at the time of the transactions (“January 2021 Secondary Sales”) to certain investors. Upon the sale, the Founders Convertible Preferred Stock automatically converted into Series C Convertible Preferred Stock. The Company’s board member, Scott Stanford, is a member of ACME SPV AS, LLC and the Company facilitated the January 2021 Secondary Sales. As a result, for the three months ended March 31, 2021, the Company recorded a total of $8.2 million in stock-based compensation expense for the difference between the price paid by these investors and the estimated fair value of the Founders Convertible Preferred Stock on the date of the transaction.

Stock Options Awards

The following is a summary of stock option activity for the three months ended March 31, 2022:

	No. of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2021	20,326,384	$7.52	9.4	$22,782,654
Granted	1,142,027	5.21	9.8
Exercised	(176,774)	0.45	4.4	783,216
Forfeited	(24,661)	2.93	—
Expired	(1,465)	6.75	—
Outstanding – March 31, 2022	21,265,511	$7.46	9.2	$11,290,701

Unvested – March 31, 2022	18,932,836	8.11	9.3	5,150,439
Exercisable – March 31, 2022	2,332,675	2.12	7.9	6,140,262

The company uses the Black-Scholes option pricing-model to calculate the grant date fair value of time-based options. The following table summarizes the assumptions used in estimating the fair value of options granted in the three months ended March 31, 2022:

Time Based Stock Options

Expected terms (years)(1)	5.81
Expected volatility(2)	68.9%
Risk-free interest rate(3)	1.70%
Expected dividend rate(4)	-
Grant-date fair value	$3.20

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
(4)
The Company has assumed a dividend yield of zero as it has no plans to declare dividends in the foreseeable future.

Restricted Stock Units Awards

The following is a summary of restricted stock units for the three months ended March 31, 2022:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Outstanding – December 31, 2021	10,678,818	$9.20
Granted	3,937,226	4.25
Vested	(828,680)	8.64
Forfeited	(328,562)	9.23
Outstanding – March 31, 2022	13,458,802	$7.78

Total fair value as of the respective vesting dates of restricted stock units vested for the three months ended March 31, 2022 was approximately $2.9 million. As of March 31, 2022, the aggregate intrinsic value of unvested restricted stock units was $51.9 million.

Note 15 — Loss per Share

Founders Convertible Preferred Stock and Convertible Preferred Stock were participating securities in periods of income, as the Founders Convertible Preferred Stock and Convertible Preferred Stock participated in undistributed earnings on an as-if-converted or as-vested basis. However, the Founders Convertible Preferred Stock and Convertible Preferred Stock, did not share in losses.

The Company computes earnings per share of Common Stock using the two-class method required for participating securities and does not apply the two-class method in periods of net loss. Basic and diluted earnings per share were the same for the periods presented as the inclusion of all potential Common Stock outstanding would have been anti-dilutive. Earnings per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the BCA. Subsequent to the Business Combination, earnings per share was calculated based on weighted average number of shares of common stock then outstanding.

The following tables set forth the computation of basic and diluted loss for the three months ended March 31, 2022 and 2021:

	For The Three Months Ended March 31,
	2022		2021
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(67,657)	$(18,056)	$(40,862)	$(118,110)
Adjustment to redemption value on Convertible Preferred Stock	—	—	(260,051)	(751,675)
Net loss attributed to common stockholders	$(67,657)	$(18,056)	$(300,913)	$(869,785)
Basic weighted average common shares outstanding	208,112,630	55,539,188	16,206,813	46,845,555
Dilutive weighted average common shares outstanding	208,112,630	55,539,188	16,206,813	46,845,555
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(0.33)	$(0.33)	$(18.57)	$(18.57)

There were no preferred dividends declared or accumulated as of March 31, 2021. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	As of March 31,
	2022		2021
	Class A Common	Class B Common	Class A Common	Class B Common
Stock options	8,249,326	—	7,553,987	—
RSUs	13,359,326	—	—	—
Convertible Preferred Stock	—	—	131,568,927	—
Warrants	—	—	480,520	—
Total	21,608,652	—	139,603,433	—

Note 16 — Related Party Transactions

Cue Health, Inc.

The Company began purchasing COVID-19 test readers and related test cartridges from Cue Health Inc. in the late second quarter 2021, at its standard pricing. In August 2021, the Company entered into a six-month subscription arrangement with Cue Health Inc. for the purchase of COVID-19 test readers and the related test cartridges. Under Cue Health Inc.’s standard subscription arrangement, the Company receives a twenty percent (20%) discount on each Cue Reader and fourteen percent (14%) discount on each test cartridge. Mr. Stanford, a member of the Board and the Company’s Lead Director, serves on the board of directors of Cue Health Inc. Funds affiliated with ACME Capital collectively beneficially own 10.4% of the outstanding common stock of Cue Health Inc. Mr. Stanford was not involved in the negotiation of the Company’s arrangement with Cue Health Inc. The Company conducted its independent evaluation of Cue’s services and determined in its sole judgment Cue’s product and services were the best option for the Company to ensure it could maintain a safe and productive work environment. The Company made purchases of $0.4 million during the three months ended March 31, 2022. No such purchases were made during the three months ended March 31, 2021.

Convertible Promissory Notes

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

On January 28, 2021, the Company settled the promissory convertible notes through the issuance of Series C convertible preferred stock. 7,819,887 and 469,193 shares of Series C convertible preferred stock were issued to A/NPC Holdings LLC and Sherpa Ventures Fund II, LP at a per share price of $1.33 to settle $10.4 million and $0.6 million outstanding principal and accrued interest, respectively. Additionally, 264,928 and 115,771 shares of Series C convertible preferred stock were issued to Eagle Creek Capital, LLC and Sherpa Ventures Fund II, LP at a per share price of $1.71 to settle $0.5 million and $0.2 million outstanding principal and accrued interest, respectively. See Note 6 — Long-Term Debt for mechanism of settlement.

Note 17 — Subsequent Events

On April 27, 2022, a stockholder derivative suit was filed in the United States District Court for the Eastern District of New York styled Gonzalez v. Kemp, et al., Case No. 22-cv-02401 (E.D.N.Y.). The complaint asserts claims against the current members of the Company’s board of directors and certain of its current and former officers for alleged breaches of their fiduciary duties, unjust enrichment, abuse of control, mismanagement, and waste of corporate assets, alleged violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and for contribution under Section 10(b) and 21D of the Exchange Act based upon the conduct alleged in the Artery Action described under Note 11— Commitments and Contingencies. The plaintiff seeks monetary damages in favor of the Company in an unstated amount, reforms to the Company’s corporate governance and internal procedures, restitution including disgorgement of any compensation, profits or other benefits received, and reimbursement of the plaintiff's reasonable fees and costs, including attorney's fees. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Astra Space, Inc. should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021, and filed with the SEC on March 31, 2022. Certain amounts may not foot due to rounding. Unless the context otherwise requires, all references in this section to “the Company” “Astra,” “us,” “our” or “we” refer to Astra Space, Inc. after the closing of the Business Combination on June 30, 2021, and Astra Space Operations, Inc, formerly known as Astra Space, Inc, prior to the Business Combination.

Overview

Our mission is to launch a new generation of launch services and space services and products to Improve Life on Earth from SpaceTM. These services and products are enabled by new constellations of small satellites in Low Earth Orbit (“LEO”), which have rapidly become smaller, cheaper, and many times more numerous than legacy satellites. Launch vehicles, however, have not evolved in the same way — most rockets remain focused on serving legacy satellites and human spaceflight missions and we aim to provide the world’s first mass-produced orbital launch system. While our primary focus remains the growth and development of our launch services offerings, we continue to develop other product and service offerings to support our overall mission to improve life on Earth from space and are also focus on the acquisition, license or development of core space technology to support the growth and development of our product and service offerings. For example, on June 2, 2021, we announced the acquisition of Apollo Fusion, Inc. and acquired its ACE propulsion system and, on November 4, 2021, we announced the filing of an application with the Federal Communications Commission for V-band spectrum assets to support a future constellation to further enable communications and connectivity.

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The extent of the impact of the coronavirus pandemic on Astra’s operational and financial performance will depend on various future developments, including variants of the disease, the duration and spread of the outbreak and impact on its customers, suppliers, and employees, all of which is uncertain at this time. Astra believes the COVID-19 pandemic may adversely impact future revenue and results of operations, but Astra is unable to predict at this time the size and duration of this adverse impact. Astra has seen some signs of positive effects for its long-term business prospects and partnerships as a result of the pandemic. The COVID-19 pandemic has created an even greater need for broadband internet access, and businesses are thinking differently about how their workforce can stay connected. There have also been recent government and commercial announcements about continuous investments in this area and we believe this will continue to support the growth of the small satellite market for the foreseeable future.

Key Factors Affecting Our Results and Prospects

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from better known and well-capitalized companies, the risk of actual or perceived safety issues and their consequences for our reputation and the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 31, 2022. We believe the factors discussed below are key to our success.

Commencing and Expanding Commercial Launch Operations

We commenced paid commercial launch services in 2022, with our launch on February 10, 2022, of launch vehicle LV0008. After a nominal first stage flight, the payload fairing did not fully deploy prior to the upper stage ignition due to an electrical issue which, together with a software issue, resulted in the upper stage not reaching orbit and the end of the mission. Through our investigation process, we identified and have since corrected the issues that caused the error in the payload fairing’s deployment and addressed the software issue. On March 15, 2022, we conducted an orbital launch for three customers of Spaceflight, Inc. and confirmed our first delivery of customer payloads into Earth orbit. To conduct our launches, we are required to receive commercial space transportation licenses from the FAA. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining FAA licenses or other regulatory approvals for future versions of our launch vehicles or at future spaceports, could adversely impact our results and growth plans.

We are on track to achieve a monthly launch capability by accelerating production of our launch vehicles by the end of 2022, with a goal of reaching an even more frequent launch capability in the future. When we refer to a “commercial launch,” we mean a launch conducted under an FAA commercial launch license.

Lowering Manufacturing Costs and Increasing Payloads

We aim to be a cost-efficient dedicated orbital launch system provider. We plan to increase the maximum payload capacity of our launch vehicle to meet customer needs and demands through a process of iterative development and improvement. We have made significant investment in our manufacturing facility through March 31, 2022, and we expect this facility will be at full capacity by the end of 2024. Please see risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 31, 2022, for factors that could affect our ability to realize benefits from the investment in our manufacturing facility. While we believe that our estimate is reliable, the development and build-out of our manufacturing facility may take longer than planned, including due to delays in obtaining federal and state regulatory approvals of our final construction plans or any changes that are required to be made to those plans. Any delays in our achieving full manufacturing capacity could adversely impact our results and growth plans.

Leveraging Core Technologies

We plan to develop, license or acquire core space technologies that we expect to commercialize and incorporate into our launch vehicles, spacecrafts and other infrastructure that we will use to deliver our product and space service offerings. These core technologies including, among other things, electric propulsion and solar power. For example, we acquired propulsion technology through our merger with Apollo Fusion, which we announced on June 2, 2021, and closed on July 1, 2021.

Expand Our Space Services Offerings

We are in the preliminary stages of developing our space services offering, providing modular configurable satellite buses for customers, leveraging both in-house and partner-provided subsystem components and in-house design and integration services, as well as operational support of satellites on orbit, to turn-key provision of entire constellations, offering "concept to constellation" in months instead of years. Specifically, our space services encompass all aspects of hosted satellite and constellation services, including hosting customer payloads onto our satellites, and delivering services, such as communication services. These services are expected to allow customers to focus on developing innovative payloads rather than having to design or develop complete satellite buses or satellites or constellations, which we will provide, along with ancillary services that are likely to include telemetry, tracking and control ("TT&C"), communications, processing, as well as software development and maintenance.

On November 4, 2021, we filed an application with the FCC, under which we requested authority to launch and operate a non-geostationary orbit satellite system using V-band frequencies (the "Constellation") as we work to build out our space services offering to enable communications.

We expect to make significant investments in our space services programs. Although we believe that our financial resources will be sufficient to meet our capital needs for at least 12 months from the date of this Quarterly Report on Form 10-Q, our timeline and budgeted costs for these offerings are subject to substantial uncertainty, including due to compliance requirements of U.S. federal export control laws and applicable foreign and local regulations, the impact of political and economic conditions, and, particularly in the case of our anticipated Spaceport offering, the need to identify opportunities and negotiate long-term agreements with customers for these services, among other factors.

Key Components of Results of Operations

We are an early-stage company and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Revenues

We commenced our first paid commercial launch, which occurred in February 2022, followed by a second paid commercial launch which occurred in March 2022. These launches represent the start of our paid commercial launch operations. We expect to generate a significant portion of our revenues in launch services from delivering customers' payloads into orbit. We also expect to generate revenues by delivering space products and space services to our customers in the future. Over time, we expect space services to grow more quickly and to represent a significant portion of our revenues after 2025.

Cost of Revenues

Cost of revenues consist primarily of direct material, direct labor, manufacturing overhead, other personnel-related expenses, which include salaries, bonuses, benefits and stock-based compensation expense and depreciation expense. Cost of revenues also includes charges to write-down the carrying value of inventory when it exceeds its estimated net realizable value. We anticipate recording write-downs to our inventory over the foreseeable future as we continue to ramp production of our launch vehicles. We expect our cost of revenues to increase in absolute dollars in future periods as we sell more launch services and space products. As we grow into our current capacity and execute on cost-reduction initiatives, we expect our cost of revenues as a percentage of revenue to decrease over time.

Operating Expenses

Research and Development Expense

Our research and development expenses consist primarily of internal and external expenses incurred in connection with our research activities and development programs. These expenses include, but are not limited to, development supplies, testing materials, personnel and personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense), depreciation expense, amortization of intangible assets, overhead allocation (consisting of various support and facility costs) and consulting fees. Research and development costs are expensed as incurred.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of income from government research and development contracts.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated as applicable in Note 1 to the condensed consolidated financial statements herein.

There were no significant changes in our critical accounting estimates during the three months ended March 31, 2022 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report on Form 10-K

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	For The Three Months Ended March 31,		Period over period change
(in thousands, except percentages)	2022	2021	($)	(%)
Revenues	$3,911	$—	$3,911	n.m.
Cost of revenues	11,014	—	11,014	n.m.
Gross loss	(7,103)	—	(7,103)	n.m.
Operating expenses:
Research and development	37,927	$12,196	$25,731	211%
Sales and marketing	4,764	64	4,700	7,344
General and administrative	20,986	12,394	8,592	69
Loss on change in fair value of contingent consideration	15,500	—	15,500	n.m.
Total operating expenses	79,177	24,654	54,523	221
Operating loss	(86,280)	(24,654)	(61,626)	250
Interest (expense) income, net	174	(535)	709	(133)
Other income (expense), net	393	—	393	n.m.
Loss on extinguishment of convertible notes	—	(131,908)	131,908	n.m.
Loss on extinguishment of convertible notes attributable to related parties	—	(1,875)	1,875	n.m.
Loss before taxes	(85,713)	(158,972)	73,259	(46)
Income tax (benefit) expense	—	—	—	n.m.
Net loss	$(85,713)	$(158,972)	73,259	(46)
Adjustment to redemption value on Convertible Preferred Stock	—	(1,011,726)	1,011,726	n.m.
Net loss attributable to common stockholders	$(85,713)	$(1,170,698)	$1,084,985	-93%

____________

n.m. = not meaningful.

Revenues

Revenues were $3.9 million for the three months ended March 31, 2022, all of which were related to launch services as we commenced paid commercial launch services during the period. We launched launch vehicles LV0008 and LV0009 on February 10, 2022 and March 15, 2022, respectively, both of which were paid launches. The orbital launch of LV0009 conducted on March 15, 2022, represents our first paid delivery of customer payloads into Earth orbit. No revenues were recognized for the three months ended March 31, 2021.

Cost of Revenues

Cost of revenues were $11.0 million for the three months ended March 31, 2022. which was primarily driven by recording of $5.5 million of cost of launch services related to our launches of launch vehicles: LV0008 and LV0009 and a $5.5 million of inventory net realizable value write downs. In the first quarter, we conducted our first paid commercial launch and have not yet achieved economies of scale in our manufacturing processes. As a result, we may continue to incur negative gross margins for the remainder of 2022.

Research and Development

Research and development costs were $37.9 million for the three months ended March 31, 2022, compared to $12.2 million for the three months ended March 31, 2021. The $25.7 million increase mainly reflected a $11.9 million increase in personnel-related costs due to headcount increases in research and development departments, a $3.8 million increase in stock-based compensation expense, a $3.8 million increase in research and development materials expense, a $1.8 million increase in third party consulting and recruitment costs, a $1.3 million increase in depreciation and amortization expense and a $0.7 million increase in technology licensed and software subscription licenses related expenses with the remainder due to changes in other research and development expenses. These increases were to support our product roadmap and launch services.

Sales and Marketing

Sales and marketing expenses were $4.8 million for the three months ended March 31, 2022, compared to $0.1 million for the three months ended March 31, 2021. The $4.7 million increase mainly reflected a $1.9 million increase in personnel-related costs, a $1.6 million in stock-based compensation expense, a $0.4 million increase in depreciation expense and a $0.4 million increase in third-party consulting and recruitment costs due to increased headcount in sales and marketing departments with the remainder due to changes in other sales and marketing expenses. These increases were to support business development and marketing activities.

General and Administrative

General and administrative expenses were $21.0 million for the three months ended March 31, 2022, compared to $12.4 million for the three months ended March 31, 2021. The $8.6 million increase was primarily due to a $5.4 million increase in employee costs due to increased headcount, a $2.0 million increase in insurance related expenses, a $1.4 million increase in accounting, audit and legal related fees and a $1.3 million increase in stock-based compensation expense which is partially offset by a decrease in the remainder of general and administrative expense due to changes in facilities costs, IT equipment fees, and software subscription fees.

Loss on Change in Fair Value of Contingent Consideration

Loss on change in fair value of contingent consideration of $15.5 million for the three months ended March 31, 2022 was due to higher revenues forecasted in estimating the fair value of contingent consideration. No loss on change in fair value of contingent consideration was recorded for the three months ended March 31, 2021.

Interest (Expense) Income, Net

Interest income was $0.2 million for the three months ended March 31, 2022, compared to interest expense of $0.5 million for the three months ended March 31, 2021. The $0.7 million increase in interest expense (income), net was primarily due to the settlement of outstanding debt during the year ended December 31, 2021. Therefore, we did not incur any interest expense during the period and an increase of $0.2 million in interest income related to investment in marketable securities during the three months ended March 31, 2022.

Other Income (expense), Net

Other income (expense), net of $0.4 million related to income from government research and development contracts for the three months ended March 31, 2022. There was no such other income (expense) for the three months ended March 31, 2021.

Loss on Extinguishment of Convertible Notes

No loss on extinguishment of convertible notes was recorded for the three months ended March 31, 2022. Loss on extinguishment of convertible notes of $131.9 million for the three months ended March 31, 2021 was due to the settlement of convertible notes on January 28, 2021.

Loss on Extinguishment of Convertible Notes Attributable to Related Parties

No loss on extinguishment of convertible notes attributable to related parties was recorded for the three months ended March 31, 2022. Loss on extinguishment of convertible notes attributable to related parties of $1.9 million for the three months ended March 31, 2021 was due to the settlement of convertible notes attributable to related parties on January 28, 2021.

Adjustment to redemption value on Convertible Preferred Stock

No adjustment to redemption value on convertible preferred stock was recorded for the three months ended March 31, 2022. Adjustment to redemption value on Convertible Preferred Stock of $1,011.7 million for the three months ended March 31, 2021, was due to the re-measurement of Convertible Preferred Stock to its redemption value due to the likelihood of a redemption event becoming probable.

Liquidity and Capital Resources

Liquidity

The following section discusses our principal liquidity and capital resources as well as our primary liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

We measure liquidity in terms of our ability to fund the cash requirements of our research and development activities and our current business operations, including our capital expenditure needs, contractual obligations and other commitments. Our current liquidity needs relate to business operations, research and development activities, mainly in connection with the ongoing development of our technology, lease obligations and capital expenditures, which primarily relate to the development of our manufacturing facility.

The condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going concern basis. We have historically funded our operations primarily by equity financings and convertible promissory notes prior to the Business Combination and subsequently funded its operations through cash proceeds obtained as part of the Business Combination and related private placement. As of March 31, 2022, our existing sources of liquidity included cash and cash equivalents of $161.5 million and marketable securities of $93.7 million. We have a limited history of operations and have incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $1,494.1 million as of March 31, 2022. We expect to continue to incur operating losses due to the investments it intends to make in its business, including the development of our products and services. Management continuously evaluates opportunities to strengthen our financial position, including through the issuance of additional equity securities or by entering into new financing arrangements, as appropriate, and we will need to raise additional capital to achieve our space services goals. However, we have adequate liquidity that we expect will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of filing this Quarterly Report on Form 10-Q. The Company’s current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, in addition to its other liquidity needs associated with its capital expenditures, and other investing requirements. For additional information regarding our cash requirements from contractual obligations and lease obligations, see Note 11 — Commitments and Contingencies and Note 9 — Leases in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Summary Statement of Cash Flows for the Three Months Ended March 31, 2022 and 2021

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	For The Three Months Ended March 31,		Period over period change
(in thousands)	2022	2021	$	%
Net cash used in operating activities	$(48,274)	$(13,677)	$(34,597)	253%
Net cash used in investing activities	(115,683)	(3,524)	(112,159)	3,183
Net cash provided by financing activities	471	29,138	(28,667)	(98)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(163,486)	$11,937	$(175,423)	(1470)%

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

For the three months ended March 31, 2022, net cash used in operating activities was $48.3 million. The primary factors affecting the Company’s operating cash flows during the period were a net loss of $85.7 million. This is offset by non-cash charges including stock-based compensation expense of $17.0 million, loss on change in fair value of contingent consideration of $15.5 million, inventory net realizable value write-downs of $5.5 million, depreciation and amortization expense of $2.8 million, non-cash lease expense of $0.4 million and accretion of marketable securities purchased at premium of $0.1 million. Changes in operating working capital items is mainly due to increased headcount and ramp-up of our production and primarily reflect the increase in inventories of $6.5 million, accounts payable of $0.1 million and other non-current liabilities of $0.5 million. Changes in operating working capital items was partially offset by a decrease in trade accounts receivable of $1.4 million, prepaid and other current assets of $1.0 million, Other non-current assets of $0.1 million, lease liabilities of $0.3 million and accrued expenses and other current liabilities of $0.1 million.

For the three months ended March 31, 2021, net cash used in operating activities was $13.7 million, which was comprised of net loss of $159.0 million, offset by non-cash charges including non-cash loss on extinguishment of convertible notes of $133.8 million, stock-based compensation expense of $10.3 million, depreciation expense of $0.9 million, amortization of convertible note debt discounts of $0.4 million and non-cash lease expense of $0.2 million. Changes in operating working capital items primarily reflect the increase in inventories of $0.4 million, prepaid and other current assets of $4.2 million, accounts payable of $0.7 million, lease liabilities of $0.1 million, accrued expenses and other current liabilities of $3.3 million and other non-current liabilities of $0.2 million.

Cash Flows used in Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $115.7 million, which was comprised mainly of purchases of marketable securities of $93.9 million, purchases of property, plant and equipment of $20.9 million mainly related to the construction of our manufacturing facility and acquisition of an indefinite-lived intangible trademark asset of $0.9 million.

For the three months ended March 31, 2021, net cash used in investing activities was $3.5 million, which was comprised of acquisition of an indefinite-lived intangible trademark asset of $3.2 million and purchases of property, plant and equipment of $0.3 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities amounted to $0.5 million and consisted primarily of proceeds from employee stock purchase plan of $0.4 million and issuance of stock under equity plans of $0.1 million.

For the three months ended March 31, 2021, net cash provided by financing activities amounted to $29.1 million and consisted primarily of issuance of Series C of $29.1 million and issuance of stock under equity plans of $0.2 million, offset by repayments on borrowings of $1.0 million.

Commitments and Contractual Obligations

We are a party to operating leases primarily for land and buildings (e.g., office buildings, manufacturing and testing facilities and spaceport) and certain equipment (e.g., copiers) under non-cancellable operating leases. The following table summarizes our lease commitments as of March 31, 2022:

Year Ended December 31	Minimum Lease Commitment
(in thousands)
2022 (remainder)	$1,412
2023	1,790
2024	1,677
2025	1,655
2026	1,642
Thereafter	2,840
Total future undiscounted minimum lease payments	$11,016
Less: Imputed Interest	2,187
Total reported lease liability	$8,829

On May 25, 2021, the Company entered a contract with a supplier to purchase components. The Company is obligated to purchase $22.5 million of components over 60 months. The Company may terminate the supply agreement by paying 50% of the remaining purchase commitment at any point during the contract term. The Company made total purchases of $0.8 million under the contract of which $0.4 million related to purchases made during the three months ended March 31, 2022. We also made advance payments of $0.4 million under the contract during the three months ended March 31, 2022.

Apart from the aforementioned leases and purchase commitments, we do not have any other material contractual obligations, commitments or contingent obligations.

Compliance With Continued Listing Standards of NASDAQ Global Select Market ("Nasdaq")

In conjunction with preparing our annual report on Form 10-K for the year ended December 31, 2021, we became aware that at the end of 2021 our filer status changed from non-accelerated filer to large-accelerated filer. As a result of this change in status, our annual report on Form 10-K was filed late. Under the Nasdaq listing standards, we are required to file our reports timely with the Securities and Exchange Commission. When we discovered the change in our filing status, we promptly notified Nasdaq.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

As of March 31, 2022, we had $6.1 million of cash equivalents invested in money market funds and $93.7 million invested in marketable securities, which consisted of U.S. Treasury securities, corporate debt securities, commercial paper and asset backed securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. There was no material interest rate risk for the three months ended March 31, 2022 and year ended December 31, 2021.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in raw material and overhead costs, could impair our operating results. Although there has been a significant increase in inflation recently, it has not had a substantial impact on our results of operations for the three months ended March 31, 2022. However, a higher rate of inflation in the future may have an adverse effect on our ability to recover increasing costs and we might not be able to pass along cost increases to our customers.

Foreign Currency Risk

There was no material foreign currency risk for the three months ended March 31, 2022 and year ended December 31, 2021. Our activities to date have been limited and were conducted in the United States.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer, and Chief Financial Officer, who serves as our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses and Remediation Plan

As previously disclosed, we have identified material weaknesses in our internal control over financial reporting and these material weaknesses continued to exist as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, material weaknesses identified are:

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
•
We did not design and maintain effective controls over accounting for complex transactions and instruments, including, the inaccurate accounting for Public and Private Placement Warrants and the inaccurate application of conversion accounting related to our convertible instruments in connection with the restatement of our financial statements for the period ended June 30, 2021 as set forth in our Form 10-Q/A (Amendment No. 1) filed with the SEC on October 22, 2021.

Risk Assessment

We did not design and maintain controls over an effective risk assessment, including: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact our system of internal controls.

Control Activities

We did not design and maintain effective control activities as the control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors.

Information and Communication

We did not design and implement controls over information and communication relating to communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

Monitoring Activities

We did not design and implement effective monitoring controls to ascertain whether the components of internal control are present and functioning.

These material weaknesses resulted in a restatement to Additional paid-in-capital, Accumulated deficit and Adjustment to redemption value on Convertible Preferred Stock as well as audit adjustments to substantially all of our accounts and disclosures, which were recorded as of and for the year ended December 31, 2021. Additionally, these material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11, “Commitments and Contingencies,” and Note 17, “Subsequent Events” of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 31, 2022, and investors are encouraged to review these risk factors prior to making an investment in the Company and in conjunction with their review of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

Astra Space, Inc.

Date: May 5, 2022	By:	/s/ Chris C. Kemp
Chris C. Kemp
Chief Executive Officer

Date May 5, 2022	By:	/s/ Kelyn J. Brannon
Kelyn J. Brannon
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer