Form 10-Q
period 2022-06-30
Astra Space, Inc.
filed 2022-08-04
CIK 1814329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 209,891,782 shares of Class A common stock, $0.0001 par value per share, outstanding and 55,539,188 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	As of
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$104,315	$325,007
Marketable securities	96,368	—
Trade accounts receivable	3,447	1,816
Inventories	3,155	7,675
Prepaid and other current assets	3,931	12,238
Total current assets	211,216	346,736
Non-current assets:
Property, plant and equipment, net	88,223	66,316
Right-of-use asset	8,601	9,079
Goodwill	58,251	58,251
Intangible assets, net	16,292	17,921
Other non-current assets	3,114	721
Total assets	$385,697	$499,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,331	$9,122
Operating lease obligation, current portion	1,759	1,704
Accrued expenses and other current liabilities	45,182	29,899
Total current liabilities	61,272	40,725
Non-current liabilities:
Operating lease obligation, net of current portion	6,745	7,180
Other non-current liabilities	18,757	14,599
Total liabilities	86,774	62,504

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Founders convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 209,408,425 and 207,451,107 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	22	22
Class B common stock, $0.0001 par value; 65,000,000 shares authorized; 55,539,188 and 55,539,189 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid in capital	1,875,527	1,844,875
Accumulated other comprehensive loss	(233)	—
Accumulated deficit	(1,576,399)	(1,408,383)
Total stockholders’ equity	298,923	436,520
Total liabilities and stockholders’ equity	$385,697	$499,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$2,682	$—	$6,593	$—
Cost of revenues	17,445	—	28,459	—
Gross loss	(14,763)	—	(21,866)	—
Operating expenses:
Research and development	40,798	10,458	78,725	22,435
Sales and marketing	4,636	1,125	9,400	1,189
General and administrative	20,608	18,318	41,594	30,931
Loss on change in fair value of contingent consideration	1,800	—	17,300	—
Total operating expenses	67,842	29,901	147,019	54,555
Operating loss	(82,605)	(29,901)	(168,885)	(54,555)
Interest income (expense), net	356	(678)	530	(1,213)
Other income (expense), net	(54)	(718)	339	(718)
Loss on extinguishment of convertible notes	—	—	—	(131,908)
Loss on extinguishment of convertible notes attributable to related parties	—	—	—	(1,875)
Loss before taxes	(82,303)	(31,297)	(168,016)	(190,269)
Income tax (benefit) provision	—	—	—	—
Net loss	$(82,303)	$(31,297)	$(168,016)	$(190,269)
Adjustment to redemption value on Convertible Preferred Stock	—	—	—	(1,011,726)
Net loss attributable to common stockholders	$(82,303)	$(31,297)	$(168,016)	$(1,201,995)

Net loss per share:
Weighted average number of shares of Class A common stock outstanding – basic and diluted	209,021,924	20,035,183	208,569,794	18,131,574
Net loss per share of Class A common stock – basic and diluted	$(0.31)	$(0.47)	$(0.64)	$(18.52)
Weighted average number of shares of Class B common stock outstanding – basic and diluted	55,539,188	46,722,244	55,539,188	46,783,559
Net loss per share of Class B common stock – basic and diluted	$(0.31)	$(0.47)	$(0.64)	$(18.52)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(82,303)	$(31,297)	$(168,016)	$(190,269)
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities	(78)	—	(233)	—
Total comprehensive loss	$(82,381)	$(31,297)	$(168,249)	$(190,269)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2022

(In thousands, except share data)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance as of December 31, 2021	207,451,107	$22	55,539,189	$6	$1,844,875	$—	$(1,408,383)	$436,520
Stock-based compensation	—	—	(1)	—	17,041	—	—	17,041
Issuance of common stock under equity plans	1,159,383	—	—	—	793	—	—	793
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	—	—	(85,713)	(85,713)
Balance as of March 31, 2022	208,610,490	$22	55,539,188	$6	$1,862,709	$(155)	$(1,494,096)	$368,486
Stock-based compensation	—	—	—	—	12,791	—	—	12,791
Issuance of common stock under equity plans	797,935	—	—	—	27	—	—	27
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(82,303)	(82,303)
Balance as of June 30, 2022	209,408,425	$22	55,539,188	$6	$1,875,527	$(233)	$(1,576,399)	$298,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Six Months Ended June 30, 2021

(In thousands, except share data)

(Unaudited)

	Temporary Equity		Permanent Equity
	Convertible Preferred Stock		Common Stock (Pre-combination Astra)		Class A Common Stock ( New Astra)		Class B Common Stock (New Astra)		Founders Preferred Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	90,768,286	$108,829	62,961,258	$6	—	$—	—	$—	12,302,500	$1	$50,282	$(190,697)	$(140,408)
Cumulative effect adjustment due to adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(9,719)	691	(9,028)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,177	—	2,177
Exercise of options	—	—	498,807	—	—	—	—	—	—	—	228	—	228
Issuance of Series C Convertible Preferred Stock, net of issuance costs	28,498,141	221,943	—	—	—	—	—	—	—	—	—	—	—
Conversion of Founders Convertible Preferred Stock to Series C Convertible Preferred Stock	5,073,576	—	—	—	—	—	—	—	(5,073,576)	—	8,156	—	8,156
Adjustment to redemption value on Convertible Preferred Stock	—	1,011,726	—	—	—	—	—	—	—	—	(51,131)	(960,595)	(1,011,726)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(158,972)	(158,972)
Balance as of March 31, 2021	124,340,003	$1,342,498	63,460,065	$6	—	$—	—	$—	$7,228,924	$1	$(7)	$(1,309,573)	$(1,309,573)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,444	—	7,444
Exercise of options	—	—	1,812,081	—	—	—	—	—	—	—	1,081	—	1,081
Adjustment to redemption value on Convertible Preferred Stock	—	(1,011,726)	—	—	—	—	—	—	—	—	1,011,726	—	1,011,726
Merger recapitalization- Class A	(124,340,003)	(330,772)	(16,261,881)	(2)	140,601,884	14	—	—	—		330,751	—	330,763
Merger recapitalization- Class B	—	—	(49,010,265)	(4)	—	—	56,239,189	6	(7,228,924)	(1)	—	—	1
Private offering and merger financing, net of redemptions and equity issuance costs of $23,337	—	—	—	—	57,489,019	6	—	—	—	—	406,863	—	406,869
Net loss	—	—	—	—	—	—	—	—	—	—	—	(31,297)	(31,297)
Balance as of June 30, 2021	—	$—	—	$—	198,090,903	$20	56,239,189	$6	—	$—	$1,757,858	$(1,340,870)	$417,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(168,016)	$(190,269)
Adjustments to reconcile net loss to cash flows used in operating activities
Stock-based compensation	29,832	17,777
Depreciation	6,004	1,918
Amortization of intangible assets	1,629	—
Inventory write-downs	18,828	—
Non-cash lease expense	729	426
Accretion (amortization) of marketable securities purchased at a premium (discount)	132	—
Loss on change in fair value of contingent consideration	17,300	—
Loss on extinguishment of convertible notes	—	131,908
Loss on extinguishment of convertible notes attributable to related parties	—	1,875
Amortization of convertible note discounts	—	315
Amortization of convertible note discounts attributable to related parties	—	55
Changes in operating assets and liabilities:
Trade accounts receivable	(1,632)	—
Inventories	(13,446)	(1,182)
Prepaid and other current assets	7,447	(4,893)
Other non-current assets	(2,393)	—
Accounts payable	6,268	3,617
Lease liabilities	(631)	(547)
Accrued expenses and other current liabilities	1,153	2,334
Other non-current liabilities	4,934	2,011
Net cash used in operating activities	$(91,862)	$(34,655)
Cash flows from investing activities:
Acquisition of trademark	(850)	(3,200)
Purchases of marketable securities	(102,010)	—
Maturities of marketable securities	5,277	—
Purchases of property, plant and equipment	(32,064)	(8,796)
Net cash used in investing activities	$(129,647)	$(11,996)
Cash flows from financing activities:
Proceeds from business combination and private offering, net of transaction costs of $23,337	—	463,648
Borrowings on Pendrell bridge loan	—	10,000
Repayment on Pendrell bridge loan	—	(10,000)
Proceeds from issuance of Series C preferred stock	—	30,000
Issuance cost of Series C preferred stock	—	(94)
Repayments on term loans	—	(2,800)
Repayments on equipment advances	—	(3,636)
Proceeds from stock issued under equity plans	106	1,309
Proceeds from Employee Stock Purchase Plan	711	—
Net cash provided by financing activities	$817	$488,427

Net increase (decrease) in cash and cash equivalents	$(220,692)	$441,776
Cash and cash equivalents at beginning of period	325,007	10,611
Cash and cash equivalents at end of period	$104,315	$452,387

Non-cash activities:
Conversion of Series A, Series B, Series C, and Founders' convertible preferred into common stock	$—	$330,764
Assets acquired included in accounts payable and accrued expenses and other current liabilities	4,983	537
Public and private placement of warrants acquired as part of business combination	—	56,786
Change in redemption value of Convertible Preferred Stock	—	1,011,726
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ASTRA SPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business

Astra Space, Inc. designs, tests, manufactures and operates the next generation of launch services and space products and services that it expects to enable a new generation of global communications, earth observation, precision weather monitoring, navigation, and surveillance capabilities. Astra Space, Inc.'s mission is to Improve Life on Earth from Space® through greater connectivity and more regular observation and to enable a wave of innovation in low Earth orbit by expanding its space platform offerings.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Astra and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial reporting. The condensed consolidated financial statements included herein are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2021 condensed consolidated balance sheet data were derived from Astra’s audited consolidated financial statements included in its Annual Report on Form 10-K for year ended December 31, 2021 as filed with the SEC. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future period.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has historically funded its operations primarily by equity financings and convertible promissory notes prior to the Business Combination and subsequently funded its operations through cash proceeds obtained as part of the Business Combination and related private placement. As of June 30, 2022, the Company’s existing sources of liquidity included cash and cash equivalents of $104.3 million and marketable securities of $96.4 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $1,576.4 million as of June 30, 2022. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including the development of its products and services. The Company remains focused on managing its cash expenditures, including but not limited to, reducing its capital expenditures, consulting services and re-focusing its hiring efforts. In addition, the Company continues to evaluate opportunities to strengthen the Company’s financial position, including through the issuance of additional equity securities or by entering into new financing arrangements, as appropriate. As an example, on August 2, 2022, the Company entered into a Common Stock Purchase Agreement with B. Riley Principal Capital II LLC ("B. Riley"), which would allow the Company to sell newly issued shares of its Class A Common Stock to B. Riley in aggregate amount not to exceed $100,000,000 or 19.99% of the aggregate outstanding Class A and Class B Common Stock of the Company as of August 2, 2022. See Note 17 — Subsequent Events for additional information about this financing arrangement. The Company expects that its existing sources of liquidity will be sufficient to fund operating and capital expenditure requirements through at least twelve (12) months from the date of issuance of these financial statements.

Impact of the COVID-19 Pandemic

The Company has been actively monitoring the ongoing COVID-19 pandemic situation and its impact on the Company’s business while keeping abreast of the latest developments, particularly the variants of the virus, to ensure preparedness for Astra’s employees and its business. The COVID-19 pandemic had disrupted everyday life and markets worldwide, leading to significant business and supply-chain disruption, as well as broad-based changes in supply and demand. The Company has been diligent in testing and monitoring its employees, and there have been disruptions in productivity, although these disruptions have not resulted in suspension of its manufacturing facilities. However, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased intermittent supplier delays and a shortfall of semiconductor supply. Ultimately, the Company cannot predict the duration of the COVID-19 pandemic. The Company will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate and deploy its production, workforce and other resources accordingly.

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

Launch Services — To provide rapid, global, and affordable launch services to satellite operators and governments in partnership with third-party spaceport providers globally. The launch services include services tied directly to launch along with complementary services that are not part of the Company's fixed pricing for which we charge a separate fee. The Company operated its launches from Pacific Spaceport Complex in Kodiak, Alaska and Cape Canaveral Space Force Station in Cape Canaveral, Florida. The Company is in discussions with SaxaVord UK Spaceport regarding an opportunity to launch from the United Kingdom.

Space Products — To design and provide space products based on the customers' needs for a successful satellite launch and other products that the Company may sell in the future. Currently the Company offers two in-space electric propulsion systems.

Space Services — To invest in building the Company's portfolio of space services, which includes communication service and constellation services, which will be based on a network of spacecraft that we intend to build and allow customers to access for use in their business. Specifically, the Company's space services encompass all aspects of hosted satellite and constellation services, including hosting customer payloads onto its spacecraft, and delivering services, such as communication services.

As of June 30, 2022, the Company has only entered into contracts for launch services and space products. As of June 30, 2022, the Company is in early stages of developing its space services offerings which includes communication service and constellation services. The Company’s contracts may provide customers with termination for convenience clauses, which may or may not include termination penalties. In some contracts, the size of the contractual termination penalty increases closer to the scheduled launch date. At each balance sheet date, the Company evaluates each contract’s termination provisions and the impact on the accounting contract term, i.e., the period in which the Company has enforceable rights and obligations. This includes evaluating whether there are termination penalties and if so, whether they are considered substantive. The Company applies judgment in determining whether the termination penalties are substantive. In July 2022, the Company decided to focus on the development and production of the next version of its launch system. As a result, the Company has discontinued the production of launch vehicles supported by its current launch system and does not plan to conduct any further commercial launches in 2022. The Company has begun discussions with customers for whom it agreed to launch payloads on launch vehicles supported by its old launch system and the shift of those flights to launch vehicles supported by our new launch vehicle. If a customer terminates its contract with the Company due to the shifting of the flights, the customer may not be obligated to pay the termination for convenience penalties.

Recognition of Revenue

The work performed by the Company in fulfilling launch services and space products performance obligations is not expected to create an asset to the customer since the launch vehicle that is built to deliver the customer’s payload into orbit will not be owned by the customer or the propulsion systems that are built to thrust the customers' satellite into orbit will not be owned by the customer until they are delivered to the customer. The Company recognizes revenue at a point in time upon satisfaction of the performance obligations under its launch services and space products agreements. The following table presents revenue disaggregated by type of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Launch services	$1,988	$—	$5,899	$—
Space products	694	—	694	—
Total revenues	$2,682	$—	$6,593	$—

Contracts with governmental entities involving research and development milestone activities do not represent contracts with customers under ASC 606 and as such, amounts received are recorded in other income (expense), net in the condensed consolidated statements of operations. No such income was recorded for the three months ended June 30, 2022. The Company recorded $0.4 million in other income for the six months ended June 30, 2022. No such income was recorded for the three and six months ended June 30, 2021.

Contract Balances and Remaining Performance Obligations

Contract balances. Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Receivables represent rights to consideration that are unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. The Company had no contract assets as of June 30, 2022 and December 31, 2021. The Company had contract liabilities of $12.7 million and $10.4 million as of June 30, 2022 and December 31, 2021, respectively. The Company recognized revenue of $2.7 million and $4.9 million during the three and six months ended June 30, 2022, respectively, that was included in the contract liabilities balance at the beginning of the period. No revenue was recognized for the three and six months ended June 30, 2021.

Remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. Customers are not considered committed when they are able to terminate their contractual obligations to us without payment of a substantive penalty under the contract. Many of the Company’s contracts allow the customer to terminate the contract prior to launch or delivery without a substantive penalty, and therefore the enforceable contract is for a period less than the stated contractual term. Further, the Company has elected not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company had unsatisfied performance obligations of $30.7 million as of June 30, 2022.

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

The contingent consideration requires the Company to pay $75.0 million of additional consideration to Apollo’s former shareholders and option-holders, if Apollo meets certain customer revenue related milestones over a two and half year period ending on December 31, 2023. The contingent consideration is earned, which is a combination of total contract value and relevant payout ratio, if the contract with the customer is entered into after the acquisition date and 25% of revenue under the contract is recognized by December 31, 2023 under ASC 606. Contingent consideration is payable on a quarterly basis based on the milestones achieved. The fair value of the contingent consideration arrangement at the acquisition date was $18.4 million. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of June 30, 2022, the contingent consideration recognized increased to $31.0 million as a result of changes in forecasted revenues subject to milestone payments and the passage of time. The Company has recognized $12.6 million in cumulative net losses on changes in fair value of contingent consideration from the Apollo Acquisition Date, of which $1.8 million and $17.3 million in loss was recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively.

An additional $10.0 million of cash ("Cash Earnout") will be paid to employees of Apollo that joined Astra, subject to certain vesting conditions, as amended. The Cash Earnout is accounted for as compensation expense over the requisite service period in the post-acquisition period as the payment is subject to the employee's continued employment with the Company. The Company has recognized $8.4 million in compensation cost from the Apollo Acquisition Date, of which $1.2 million and $2.6 million in compensation cost was recognized in research and development expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively. The earned, but unpaid, amount of the Cash Earnout of $3.6 million and $3.9 million is recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

In addition, the Company awarded 1,047,115 Performance Stock Units ("PSUs") to employees of Apollo that joined Astra, subject to certain performance-based milestones, as amended, and other vesting provisions. The PSUs are accounted for as compensation expense over the requisite service period in the post-acquisition period as the vesting of PSUs is subject to time-based and performance-based vesting conditions. See Note 14 — Stock-based Compensation for additional information.

The Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, based on the fair values. The excess purchase price over those fair values is recorded as goodwill. The valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. The final purchase consideration allocation is presented in the following table.

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

There were $0.7 million of revenues recorded during the three and six months ended June 30, 2022 related to Apollo. It was impracticable to determine the effect on net income attributable to Apollo as the Company had integrated a substantial portion of Apollo into its ongoing operations during the year.

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

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash, net of transactions costs, of $463.6 million, including $200.0 million in gross proceeds from the private placements (the “PIPE”). In connection with the Business Combination, $25.2 million of transaction costs were paid on the Closing Date. Additionally, on the Closing Date, the Company repaid the short-term promissory notes with Pendrell (the “Bridge Loan”) of $10.4 million, which included principal of $10.0 million and end of term fee of $0.4 million as of June 30, 2021. The Company also repaid the outstanding principal and interest of $4.6 million for the term loan and equipment advances with Silicon Valley Bank. Refer to Note 6 – Long-term Debt.

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

Note 4 — Supplemental Financial Information

Inventories

in thousands	As of June 30, 2022	As of December 31, 2021
Raw materials	$—	$5,775
Work in progress	3,155	941
Finished goods	—	959
Inventories	$3,155	$7,675

There were $13.3 million and $18.8 million of inventory write downs recorded within cost of revenues during the three and six months ended June 30, 2022, respectively, of which $10.2 million of inventory write-downs related to the discontinuance of production of the current version of its launch vehicle as the Company focuses on developing the new version of its launch system. There were no inventory write downs recorded during the three and six months ended June 30, 2021.

Property, Plant and Equipment, net

Presented in the table below are the major classes of property, plant and equipment:

in thousands	As of June 30, 2022	As of December 31, 2021
Construction in progress	$6,809	$39,246
Computer and software	6,539	3,092
Leasehold improvements	56,444	14,177
Research equipment	11,731	8,935
Production equipment	21,708	10,442
Furniture and fixtures	1,573	1,001
Total property, plant and equipment	104,804	76,893
Less: accumulated depreciation	(16,581)	(10,577)
Property, plant and equipment, net	$88,223	$66,316

Depreciation expense amounted to $4.0 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense amounted to $6.0 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively. No impairment charges were recorded for the three and six months ended June 30, 2022 and 2021.

Accrued Expenses and Other Current Liabilities

in thousands	As of June 30, 2022	As of December 31, 2021
Employee compensation and benefits	$9,102	$9,927
Contract liabilities, current portion	6,196	10,162
Fair value of contingent consideration, current portion	19,800	—
Construction in progress related accruals	577	3,726
Accrued expenses	6,745	3,464
Other (miscellaneous)	2,762	2,620
Accrued expenses and other current liabilities	$45,182	$29,899

Other Non-Current Liabilities

in thousands	As of June 30, 2022	As of December 31, 2021
Fair value of contingent consideration, net of current portion	$11,200	$13,700
Contract liabilities, net of current portion	6,541	149
Other (miscellaneous)	1,016	750
Other non-current liabilities	$18,757	$14,599

Note 5 — Intangible Assets

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
As of June 30, 2022:
Definite-lived intangible assets
Developed technology	$12,100	$2,017	$10,083
Customer contracts and related relationship	2,900	966	1,934
Order backlog	200	200	—
Trade names	150	75	75
Intangible assets subject to amortization	15,350	3,258	12,092
Indefinite-lived intangible assets
Trademarks	4,200	—	4,200
Total	$19,550	$3,258	$16,292

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2021:
Definite-lived intangible assets
Developed technology	$12,100	$1,008	$11,092
Customer contracts and related relationship	2,900	483	2,417
Order backlog	200	100	100
Trade names	150	38	112
Intangible assets subject to amortization	15,350	1,629	13,721
Indefinite-lived intangible assets
Trademarks	4,200	—	4,200
Total	$19,550	$1,629	$17,921

Based on the amount of intangible assets as of June 30, 2022, the expected amortization expense for each of the next five years and thereafter is as follows:

in thousands	Expected Amortization Expense
2022 (remainder)	$1,529
2023	3,021
2024	2,500
2025	2,017
2026	2,017
Thereafter	1,008
Total intangible assets	$12,092

Note 6 — Long-Term Debt

There is no short-term and long-term debt outstanding as of June 30, 2022 and December 31, 2021, respectively. In connection with the Business Combination, all outstanding debt with the exception of the Paycheck Protection Program note was paid on June 30, 2021. Refer to Note – 3 Acquisitions. In August 2021, the Company's application for forgiveness of the Paycheck Protection Program note was approved in the full amount of the outstanding principal balance and accrued interest.

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

The Company used the PPP Note amount intended for Qualifying Expenses. During the three months ended March 31, 2021, the Company submitted a forgiveness application to its lender seeking full forgiveness of the PPP Note. On August 24, 2021, the Company received notice from the lender that the Small Business Administration has approved the application for forgiveness of the PPP Note in the full amount.

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

The June 2019 Convertible Notes were settled pursuant to the contractual conversion upon the Next Equity Financing feature with such financing yielding at least $20.0 million in a single transaction. The Company credited the net carrying amount of the June 2019 Convertible Notes of $14.5 million, including any unamortized debt discount, to Series C convertible preferred stock with no gain or loss recognized.

The October 2019 Convertible Notes were settled based on negotiated terms between the Company and the note holders as the Series C Financing did not meet the definition of Next Equity Financing for the October 2019 Convertible Notes. The Company assessed the economics of the settlement of the October 2019 Convertible Notes and concluded that it should be treated as a privately negotiated debt redemption/settlement transaction where debt extinguishment accounting should be applied. Therefore, the Company derecognized the net carrying amount, including any unamortized debt discount, of the October 2019 Convertible Notes of $42.6 million and recognized the Series C convertible preferred stock issued specifically to settle the October 2019 Convertible Notes at fair value as the reacquisition consideration. Accrued and unpaid interest of $0.6 million was settled and not paid in cash and therefore it was included in calculating the extinguishment loss. The difference between the net carrying amount of the October 2019 Convertible Notes, plus accrued and unpaid interest, and the reacquisition consideration was recorded as a loss on extinguishment in the condensed consolidated statement of operations for the six months ended June 30, 2021.

The Company issued in aggregate 26,727,308 shares of Series C convertible preferred stock (pre-combination) to settle the October 2019 Convertible Notes. The fair value of the Series C convertible preferred stock was determined to be $176.9 million using the cash purchase price of $6.62 per share on January 28, 2021. These October 2019 Convertible Notes had a carrying amount plus accrued and unpaid interest of $43.2 million upon settlement. The difference of $133.8 million was recognized as a loss on extinguishment on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2021.

Bridge Loan

On May 20, 2021, the Company entered into a short-term promissory note (the “Bridge Loan”) with Pendrell as the lender, pursuant to which Pendrell agreed to make available to the Company up to $20.6 million in borrowings. Pendrell is the parent of X-icity Holdings Corporation, the sponsor of Holicity. The interest rate on the Bridge Loan borrowings was a fixed rate of 5.00% per annum. However, if repaid in full in connection with the closing of the Business Combination, then no interest will be due and payable. The Company was required to pay an upfront fee in the amount of 1.00% of the principal amount and an end of term fee in the amount of 2.00% of the principal amount. The funds drawn on the Bridge Loan may be prepaid by the Company at any time. The Bridge Loan matures upon the earliest of (a) the closing of the Business Combination, (b) 60 days following the abandonment of the Business Combination and (c) the date when the commitment amount is otherwise paid in full or accelerated pursuant to the terms of the Bridge Loan. Under the terms of the Bridge Loan, the Company borrowed $10.0 million in June 2021, and subsequently paid off the outstanding principal and end of term fee totaling $10.4 million on June 30, 2021. Refer to Note – 3 Acquisitions.

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

Note 8 — Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and six months ended June 30, 2022 and 2021, the Company recognized no provision for income taxes consistent with the losses incurred and the valuation allowance against the deferred tax assets.

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

The operating lease costs were $0.5 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively. The operating lease costs were $1.0 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

The weighted average remaining lease term was 6.12 years and 6.68 years as of June 30, 2022 and December 31, 2021, respectively. The weighted average discount rate was 7.34% as of each of June 30, 2022 and December 31, 2021.

Cash flows arising from lease transactions for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	For the Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2022	2021	2022	2021
Cash paid for amounts included in the measurements of lease liabilities — operating cash flows	$(482)	$(760)	$(942)	$(770)
Right-of-use assets obtained in exchange for operating leases liabilities	$—	$—	$251	$—

Future minimum lease payments under non-cancellable leases in effect as of June 30, 2022 are as follows (in thousands):

Operating Leases
2022 (remainder)	$930
2023	1,790
2024	1,677
2025	1,655
2026	1,642
Thereafter	2,840
Total future undiscounted minimum lease payments	$10,534
Less: imputed Interest	2,030
Total reported lease liability	$8,504

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$3,417	$—	$—	$3,417
Marketable securities
US Treasury securities	22,959	—	—	22,959
Corporate debt securities	—	21,967	—	21,967
Commercial paper	—	40,912	—	40,912
Asset backed securities	—	10,530	—	10,530
Total financial assets	$26,376	$73,409	$—	$99,785
Liabilities:
Contingent consideration	$—	$—	$31,000	$31,000
Total financial liabilities	$—	$—	$31,000	$31,000

	As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$100,000	$—	$—	$100,000
Total financial assets	$100,000	$—	$—	$100,000
Liabilities:
Contingent consideration	$—	$—	$13,700	$13,700
Total financial liabilities	$—	$—	$13,700	$13,700

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments:

in thousands	Contingent Consideration
Fair value as of December 31, 2021	$13,700
Loss on change in fair value of contingent consideration	17,300
Fair value as of June 30, 2022	$31,000

The fair value of contingent consideration related to Apollo acquisition is classified as Level 3 financial instruments. To determine the fair value of the contingent consideration, the Company used a Monte Carlo simulation model. The Monte Carlo simulation considered assumptions including revenue volatilities, risk free rates, discount rates and additional revenue discount rate. Additionally, other key assumptions included forecasted revenues from new customers and probability of achieving it. The following table sets forth the range of inputs for the significant assumptions utilized to determine the fair value of contingent consideration as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Risk-free interest rate	2.62%	0.56%
Expected revenue volatility	19.0%	20.0%
Revenue discount rate	7.50%	5.50%
Discount rate	4.80%	3.25%

The Company began investing in available-for-sale marketable securities in the first quarter of 2022. These marketable securities are classified as short term investments on the condensed consolidated balance sheets. The following is a summary of available-for-sale marketable securities as of June 30, 2022 (in thousands):

	As of June 30, 2022
Description	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$23,006	$(47)	$22,959
Corporate debt securities	22,093	(126)	21,967
Commercial paper	40,912	-	40,912
Asset backed securities	10,590	(60)	10,530
Total available-for-sale marketable securities	$96,601	$(233)	$96,368

The following table presents the breakdown of the available-for-sale marketable securities in an unrealized loss position as of June 30, 2022 (in thousands).

	June 30, 2022
	Fair Value	Gross Unrealized Loss
U.S. Treasury securities
Less than 12 months	$22,959	$47
Total	$22,959	$47

Corporate debt securities
Less than 12 months	$21,967	$126
Total	$21,967	$126

Commercial paper
Less than 12 months	$40,912	$-
Total	$40,912	$-

Asset backed securities
Less than 12 months	$2,828	$25
Greater than 12 months	7,702	35
Total	$10,530	$60

The Company does not believe these available-for-sale marketable securities to be other-than-temporarily impaired as of June 30, 2022.There were no realized gains or losses on available-for-sale marketable securities during the three and six months ended June 30, 2022.

	As of June 30, 2022
in thousands	Amortized Cost	Fair Value
Due in 1 year or less	$88,864	$88,666
Due in 1-2 years	$7,737	$7,702

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

On March 8, 2022, a stockholder derivative suit was filed in the United States District Court for the State of Delaware styled Meyer, et al., v. Kemp, et al., Case No. 22-cv-00308 (D. Del.). The complaint asserts claims against the current members of the Company's board of directors and certain of its current and former officers, for breach of their fiduciary duty, waste, unjust enrichment, and contribution under the Securities Exchange Act of 1934, based upon the conduct alleged in the Artery Action. The plaintiffs seek monetary damages in favor of the Company in an unstated amount, reformation of the Company’s corporate governance and internal procedures, restitution including a disgorgement of any compensation, profits or other benefits achieved, and reimbursement of the plaintiffs’ reasonable fees and costs, including attorney's fees. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined. See Note 17 — Subsequent events for information regarding the status of this lawsuit.

On April 27, 2022, a stockholder derivative suit was filed in the United States District Court for the Eastern District of New York styled Gonzalez v. Kemp, et al., Case No. 22-cv-02401 (E.D.N.Y.). The complaint asserts claims against the current members of the Company’s board of directors and certain of its current and former officers for alleged breaches of their fiduciary duties, unjust enrichment, abuse of control, mismanagement, and waste of corporate assets, alleged violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and for contribution under Section 10(b) and 21D of the Exchange Act based upon the conduct alleged in the Artery Action described above. The plaintiff seeks monetary damages in favor of the Company in an unstated amount, reforms to the Company’s corporate governance and internal procedures, restitution including disgorgement of any compensation, profits or other benefits received, and reimbursement of the plaintiff's reasonable fees and costs, including attorney's fees. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

The Company has tendered defense of each of the three foregoing claims under its Directors' and Officers’ policy. The retention under this policy is $20.0 million.

Indemnification Obligations to former Company Board Members

On May 20, 2022, a putative class action was filed in the Court of Chancery of the State of Delaware styled Newbold v. McCaw et. al., Case No. 2022-0439 (the “Newbold Action”). The complaint alleges that Pendrell Corporation, X-icity Holdings Corporation f/k/a Pendrell Holicity Holdings and certain former officers, directors or controlling stockholders of Holicity, Inc. n/k/a Astra Space, Inc., breached their fiduciary duties to the Company in closing on the Business Combination. The complaint seeks unspecified damages on behalf of a purported class of stockholders of the Company's securities from June 28, 2021 through June 30, 2021.

Neither the Company nor any of its board members are parties in this action. The Company’s former board member, Mr. McCaw, is a defendant in this action, but the allegations relate to periods prior to the Business Combination. Astra is obligated to indemnify certain of the defendants in the Newbold Action. The Company has tendered defense of this action under its Directors’ and Officers' Policy. The Company tendered defense of this claim under the tail policy it was required to purchase in connection with the Business Combination. The retention under that policy is $1.5 million. Due to the early stage of this case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Purchase Commitments

On May 25, 2021, the Company entered a contract with a supplier to purchase components. The Company is obligated to purchase $22.5 million of components over 60 months. The Company may terminate the supply agreement by paying 50% of the remaining purchase commitment at any point during the contract term. The Company made total purchases of $0.8 million under the contract from the contract date of which $0.4 million related to purchases made during the six months ended June 30, 2022. The Company also made advance payments of $0.4 million under the contract during the six months ended June 30, 2022.

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

Note 13 — Stockholders’ Equity

Common and Preferred Stock

As of June 30, 2022, the Company had authorized a total of 466,000,000 shares of stock, consisting of (i) 400,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), (ii) 65,000,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred

Stock”). As of June 30, 2022, the Company had 209,408,425 and 55,539,188 shares of Class A and Class B common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of June 30, 2022.

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

2021 Omnibus Incentive Plan

In June 2021, the Board of Directors approved the 2021 Omnibus Incentive Plan (the “2021 Plan”), which reserved 36.8 million shares of Class A common stock for issuance for awards in accordance with the terms of the 2021 Plan. On January 1, 2022, pursuant to the terms of the 2021 Plan, the number of shares of Class A common stock available for issuance under the 2021 Plan increased by 13.1 million. Similarly, the share reserve increases on January 1 of each year from 2023 to 2031 by the lesser of (i) 5% of the sum of number of shares of (x) Class A common stock and (y) Class B common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A common stock as determined by the Board. On June 1, 2022, the shareholders of the Company approved the amendment of 2021 Plan to increase the Class A common stock available for issuance under the 2021 plan by 6 million. The purpose of the 2021 Plan is to advance the Company’s interests by providing for the grant to employees, directors, consultants and advisors of stock and stock-based awards. As of June 30, 2022, 20.5 million shares remain available for issuance under the plan.

2021 Employee Stock Purchase Plan

In June 2021, the Board of Directors approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) to reserve 5.0 million shares of Class A common stock for issuance for awards in accordance with the terms of the ESPP. On January 1, 2022, pursuant to the terms of the 2021 ESPP, the number of shares of Class A common stock available for issuance under the 2021 ESPP increased by 2.6 million. Similarly, the number of shares of Class A common stock reserved for issuance under the 2021 ESPP will ultimately increase on January 1 of each year from 2023 to 2031 by the lesser of (i) 1% of the sum of number of shares of Class A common stock and Class B common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A common stock as determined by the Board. The purpose of the 2021 ESPP is to enable eligible employees to use payroll deductions to purchase shares of Class A common stock and thereby acquire an interest in the company. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of the Company's stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. 0.2 million shares were issued under the Employee Stock Purchase Plan during the six months ended June 30, 2022. As of June 30, 2022, 7.5 million shares remain available for issuance under the 2021 ESPP. As of June 30, 2022, the Company had $1.5 million of unrecognized stock-based compensation expense related to the 2021 ESPP. This cost is expected to be recognized over a weighted-average period of 1.09 years.

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

In connection with the Business Combination, the Company assumed the 2016 Plan upon closing. Each outstanding and unexercised option (“Astra Option”) was converted, at the exchange ratio established in the BCA, into an option (“New Astra Option”) to acquire shares of the Company’s Class A common stock with the same terms and conditions as applicable to the Astra Option immediately prior to the Business Combination. As of June 30, 2022, there were no shares available for issuance under the plan.

The following table summarizes stock-based compensation expense that the Company recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
in thousands	2022	2021	2022	2021
Cost of revenues	$456	$—	$697	$—
Research and development	4,832	125	11,568	3,304
Sales and marketing	1,417	42	2,997	54
General and administrative	6,086	7,277	14,570	14,419
Stock-based compensation expense	$12,791	$7,444	$29,832	$17,777

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

Certain performance conditions for PSUs are subjective and the number of PSUs related to these performance conditions do not meet the criteria for the grant date. Accordingly, 523,557 PSUs and 52,355 PSUs related to the performance conditions that are not subjective are considered granted as of November 22, 2021 and January 21, 2022, respectively. The remaining PSUs issued did not meet the grant date criteria as of June 30, 2022. The Company will re-assess at the end of each reporting period if any further PSUs has met the grant date criteria and account for it in the period in which it meets the grant date criteria.

As of June 30, 2022, the Company assessed the probability of success for the performance conditions that are not subjective and determined that the Company has achieved certain of these performance conditions within the requisite period. Therefore, the Company recognized $0.3 million and $1.2 million compensation costs related to PSUs for the three and six months ended June 30, 2022, respectively.

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

These PSOs also require the volume weighted average share price for a period of thirty trading days meet share price thresholds of $15.00, $20.00, $30.00, $40.00 and $50.00 following the achievement of the first milestone, second milestone, third milestone, fourth milestone and fifth milestone, respectively, before a milestone will be deemed achieved. After each milestone is achieved, 20% of the PSOs will vest on the vesting date immediately following the date at which the price thresholds are met. For this purpose, a "vesting date" is February 15, May 15, August 15 and November 15 of any applicable year. The milestones must be achieved over a period of approximately five years, with the earliest vesting date of November 15, 2022, and the last vesting date no later than November 15, 2026, if all vesting conditions are met. No unvested portion of the PSOs shall vest after November 15, 2026. As of June 30, 2022, the Company assessed the probability of success for the five milestones mentioned above and determined that it is probable that the Company will achieve Milestone A and Milestone B within the requisite period. Therefore, the Company recognized $4.1 million and $9.0 million compensation costs related to PSOs for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had unrecognized stock-based compensation expense of $32.8 million for the milestones that were not considered probable of achievement.

In April 2021, the Board of Directors approved the acceleration of the vesting of 1,900,000 pre-combination Astra stock options issued to two executive officers: Kelyn Brannon and Martin Attiq, on December 27, 2020. The Company recognized the remaining stock-based compensation expense of $7.2 million on its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

In February 2021, the Board of Directors approved the acceleration in vesting of 206,250 pre-combination Astra stock options that were issued to one employee on May 15, 2020. The remaining unvested options were fully vested upon acceleration. The Company recorded a $1.4 million stock-based compensation expense related to the modification for the three months ended March 31, 2021.

As of June 30, 2022, the Company had $119.1 million of unrecognized stock-based compensation expense related to all of the Company's stock-based awards. This cost is expected to be recognized over a weighted-average period of 3.0 years.

Secondary Sales

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

Stock Options Awards

The following is a summary of stock option activity for the six months ended June 30, 2022:

	No. of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2021	20,326,384	$7.52	9.4	$22,782,654
Granted	1,142,027	5.21
Exercised	(231,491)	0.45
Forfeited	(49,394)	1.69
Expired	(5,067)	6.75
Outstanding – June 30, 2022	21,182,459	$7.48	8.94	$2,733,826

Unvested – June 30, 2022	18,525,741	$8.23	9.11	$1,037,708
Exercisable – June 30, 2022	2,656,718	$2.26	7.76	$1,696,117

The Company uses the Black-Scholes option pricing-model to calculate the grant date fair value of time-based options. The following table summarizes the assumptions used in estimating the fair value of options granted in the six months ended June 30, 2022:

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
(4)
The Company has assumed a dividend yield of zero as it has no plans to declare dividends in the foreseeable future.

Restricted Stock Units Awards

The following is a summary of restricted stock units for the six months ended June 30, 2022:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Outstanding – December 31, 2021	10,678,818	$9.20
Granted	7,859,084	3.38
Vested	(1,570,858)	8.76
Forfeited	(1,341,095)	8.62
Outstanding – June 30, 2022	15,625,949	$6.36

Total fair value as of the respective vesting dates of restricted stock units vested for the six months ended June 30, 2022 was approximately $4.9 million. As of June 30, 2022, the aggregate intrinsic value of unvested restricted stock units was $20.3 million.

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

The following tables set forth the computation of basic and diluted loss for the three months ended June 30, 2022 and 2021, and the six months ended June 30, 2022 and 2021:

	For The Three Months Ended June 30,
	2022		2021
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(65,025)	$(17,278)	$(9,393)	$(21,904)
Adjustment to redemption value on Convertible Preferred Stock	—	—	—	—
Net loss attributed to common stockholders	$(65,025)	$(17,278)	$(9,393)	$(21,904)
Basic weighted average common shares outstanding	209,021,924	55,539,188	20,035,183	46,722,244
Dilutive weighted average common shares outstanding	209,021,924	55,539,188	20,035,183	46,722,244
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(0.31)	$(0.31)	$(0.47)	$(0.47)

	For The Six Months Ended June 30,
	2022		2021
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(132,684)	$(35,332)	$(53,144)	$(137,125)
Adjustment to redemption value on Convertible Preferred Stock	—	—	(282,587)	(729,139)
Net loss attributed to common stockholders	$(132,684)	$(35,332)	$(335,731)	$(866,264)
Basic weighted average common shares outstanding	208,569,794	55,539,188	18,131,574	46,783,559
Dilutive weighted average common shares outstanding	208,569,794	55,539,188	18,131,574	46,783,559
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(0.64)	$(0.64)	$(18.52)	$(18.52)

There were no preferred dividends declared or accumulated as of June 30, 2021. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	As of June 30,
	2022		2021
	Class A Common	Class B Common	Class A Common	Class B Common
Stock options	8,166,274	—	5,993,412	—
RSUs	15,558,491	—	—	—
Convertible Preferred Stock	—	—	—	—
Warrants	—	—	15,813,829	—
Total	23,724,765	—	21,807,241	—

Note 16 — Related Party Transactions

Cue Health, Inc.

In August 2021, the Company entered into a six-month subscription arrangement with Cue Health Inc. for the purchase of COVID-19 test readers and the related test cartridges. Under Cue Health Inc.’s standard subscription arrangement, the Company receives a twenty percent (20%) discount on each Cue Reader and fourteen percent (14%) discount on each test cartridge. Mr. Stanford, a member of the Board and the Company’s Lead Director, serves on the board of directors of Cue Health Inc. Funds affiliated with ACME Capital collectively beneficially own 10.4% of the outstanding common stock of Cue Health Inc. Mr. Stanford was not involved in the negotiation of the Company’s arrangement with Cue Health Inc. The Company conducted its independent evaluation of Cue’s services and determined in its sole judgment Cue’s product and services were the best option for the Company to ensure it could maintain a safe and productive work environment. The Company made purchases of $0.2 million and $0.6 million during the three and six months ended June 30, 2022. No such purchases were made during the three and six months ended June 30, 2021.

Convertible Promissory Notes

In June 2019, the Company issued promissory convertible notes to A/NPC Holdings LLC and Sherpa Ventures Fund, II LP for gross proceeds of $10.0 million and $0.6 million, respectively. In November 2020, the Company issued promissory convertible notes to Sherpa Ventures Fund II, LP and Eagle Creek Capital LLC, for gross proceeds of $0.2 million and $0.5 million, respectively. Some of the Company’s board members at that time were or are related parties of these entities. Nomi Bergman, who was serving as the Company's director when the promissory convertible notes were issued, is a principal of A/NPC Holdings LLC and Scott Stanford, who serves as the Company's director, is a principal of Sherpa Ventures Fund II, LP and a member of Eagle Creek Capital, LLC. In all instances the terms of these transactions were the same as third-party investors.

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

Note 17 — Subsequent Events

On July 8, 2022, the plaintiffs voluntarily dismissed their stockholder derivative suit filed in the United States District Court for the State of Delaware styled Meyer, et al., v. Kemp, et al., Case No. 22-cv-00308 (D. Del.). The dismissal was without prejudice to plaintiffs’ right to re-file the lawsuit in the Court of Chancery of the State of Delaware.

On July 28, 2022, the Company entered into a lease agreement for approximately 60,000 square feet of manufacturing facility in Sunnyvale, California having a lease term of 36 months with an option to extend for a period of additional 36 months. The undiscounted base rent payments for the first year of this lease is approximately $1.8 million with a 4% increase in base rent for each subsequent year. In addition to base rent, the Company will be responsible for the management fee of 5% of the base rent. In lieu of a cash security deposit, the Company is required to provide the landlord an irrevocable letter of credit in the amount of $0.3 million. This new lease facility will enable expansion of space product production and development capacity, thermal testing capacity, as well as providing production and engineering space for future space services business.

On August 2, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital”). Pursuant to the Purchase Agreement, the Company will have the right to sell to B. Riley Principal Capital up to the lesser of (i) $100,000,000 of newly issued shares (the “Shares”) of the Class A Common Stock, and (ii) 53,059,650 Shares of Class A Common Stock, which number of shares is equal to 19.99% of the sum of Class A Common Stock and Class B common stock issued and outstanding immediately prior to the execution of the Purchase Agreement (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 359,098 shares of Class A Common Stock to B. Riley as consideration for its irrevocable commitment to purchase shares of our Class A Common Stock from time to time.

Sales of the Shares pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company over the 24-month period from the date of initial satisfaction of the conditions to B. Riley Principal Capital's obligation to purchase the Shares of Class A Common Stock set forth in the Purchase Agreement, including that a registration statement registering the resale by B. Riley Principal Capital of the Class A Common Stock under the Securities Act that may be sold to B. Riley Principal Capital by the Company under the Purchase Agreement is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus relating thereto is filed with the SEC. The purchase price of the Class A Common Stock that the Company may sell to B. Riley Principal Capital pursuant to the Purchase Agreement will be 97% of the average of the volume weighted average price of the Company’s Class A Common Stock as calculated per the terms set forth in the Purchase Agreement. The net proceeds from sales, if any, under the Purchase Agreement, will depend on the frequency and prices at which the Company sells the Shares of Class A Common Stock. To the extent the Company sells the Shares of Class A Common Stock under the Purchase Agreement, the Company currently plans to use any proceeds for working capital and general corporate purposes.

The Purchase Agreement prohibits the Company from issuing or selling any shares of Class A Common Stock to B. Riley Principal Capital under the Purchase Agreement which, when aggregated with all other shares of Class A Common Stock then beneficially owned by B. Riley Principal Capital and its affiliates would result in B. Riley Principal Capital beneficially owning more than 4.99% of the outstanding shares of Class A Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Astra Space, Inc. should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, as updated by factors disclosed in the section titled "Risk Factors" in this Quarterly Report on Form 10-Q. Certain amounts may not foot due to rounding. Unless the context otherwise requires, all references in this section to “the Company” “Astra,” “us,” “our” or “we” refer to Astra Space, Inc. after the closing of the Business Combination on June 30, 2021, and Astra Space Operations, Inc, formerly known as Astra Space, Inc, prior to the Business Combination.

Overview

Our mission is to launch a new generation of launch services and space products and services to Improve Life on Earth from Space®. These services and products are enabled by new constellations of small satellites in Low Earth Orbit (“LEO”), which have rapidly become smaller, cheaper, and many times more numerous than legacy satellites. Launch vehicles, however, have not evolved in the same way — most rockets remain focused on serving legacy satellites and human spaceflight missions and we aim to provide the world’s first mass-produced orbital launch system.

In July 2022, we decided to focus on the development and production of the next version of our launch system, which we unveiled at our inaugural SpaceTech Day on May 12, 2022. As a result, we have discontinued the production of launch vehicles supported by our current launch system and do not plan to conduct any further commercial launches in 2022. As part of the development cycle for our new launch system, we expect to conduct test launches of our new launch system in 2023 but are not certain whether we will be able to conduct paid commercial launches in 2023 using this new launch system. Whether we will be able to conduct paid commercial launches in 2023 will depend in part upon the success of these test launches.

Our new launch system is intended to support launch vehicles that will serve a market focused on populating mega constellations. We have designed this launch system to support more payload capacity and a more frequent launch cadence, which we believe will allow us to offer our customers more dependable services. We have begun discussions with customers for whom we agreed to launch payloads on our Rocket 3 series launch vehicles (aka launch system 1.0) and the shift of those flights to our Rocket 4 series (aka launch system 2.0). Please carefully review our Risk Factors contained in this quarterly report on Form 10-Q for information regarding possible risks and uncertainties that our decision to focus on the development of our new launch system may have on our business, results of operations and future prospects.

We have also been focusing on the growth of our space products business with the sale of our Astra Spacecraft Engine. The Astra Spacecraft Engine is a propulsion engine that assists satellites in achieving and maintaining targeted orbits. Including 14 units in Apollo Fusion’s backlog on July 1, 2021, we have received cumulative committed orders for 103 Astra Spacecraft Engines, an increase of 69% compared to March 31, 2022.

While our primary focus remains the development of our launch services offerings and growth of our existing space products, we continue to develop other space products and service offerings to support our overall mission to improve life on Earth from space. We are also focused on adding to our core space technology to support the growth and development of our product and service offerings.

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

Key Factors Affecting Our Results and Prospects

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from better known and well-capitalized companies, the risk of actual or perceived safety issues and their consequences for our reputation and the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 31, 2022, as updated by factors disclosed in the section titled "Risk Factors" in this Quarterly Report on Form 10-Q. We believe the factors discussed below are key to our success.

Commencing and Expanding Commercial Operations

We commenced paid commercial launch services in 2022, with our launch on February 10, 2022, of launch vehicle LV0008. After a nominal first stage flight, the payload fairing did not fully deploy prior to the upper stage ignition due to an electrical issue which, together with a software issue, resulted in the upper stage not reaching orbit and the end of the mission. Through our investigation process, we identified and have since corrected the issues that caused the error in the payload fairing’s deployment and addressed the software issue. On March 15, 2022, we conducted an orbital launch on our launch vehicle LV0009 for three customers of Spaceflight, Inc. and confirmed our first delivery of customer payloads into Earth orbit. On June 12, 2022, we conducted our first launch for NASA’s TROPICS-1 mission on our launch vehicle LV0010. While we had a nominal first stage flight, our upper stage shut down early and we did not deliver the payloads into low Earth orbit. We have been working closely with NASA and the FAA to investigate the failure. We have reviewed all the flight data, and continue to eliminate branches and elements of the fault tree. To conduct our launches, we are required to receive commercial space transportation licenses from the FAA. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining FAA licenses or other regulatory approvals for future versions of our launch vehicles or at future spaceports, could adversely impact our results and growth plans.

We have made substantial progress towards demonstrating a monthly launch production capability during the first two quarters of 2022, with a goal of reaching an even more frequent launch production capability in the future. We have decided to focus on the development of our new launch system and thus, have discontinued the production of launch vehicles supported by our current launch system. When we refer to a “commercial launch,” we mean a launch conducted under an FAA commercial launch license.

We also commenced delivery of space products during the three months ended June 30, 2022. We expect the volume of delivery of our space products would increase in the future as we continue to fulfill our obligations under existing space products contracts and enter into contracts with potential new customers. In late July 2022, the Company entered into a lease agreement for approximately 60,000 square feet of manufacturing facility in Sunnyvale, California having a lease term of 36 months. This new lease facility will enable expansion of our space products production and development capacity, thermal testing capacity, as well as providing production and engineering space for future space services business.

Lowering Manufacturing Costs and Increasing Payloads

We aim to be a cost-efficient dedicated orbital launch system provider. We plan to increase the maximum payload capacity of our launch vehicle to meet customer needs and demands through a process of iterative development and improvement. We have made significant investment in our manufacturing facility located in Alameda, California. Please see risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 31, 2022, as updated by factors disclosed in the section titled "Risk Factors" in this Quarterly Report on Form 10-Q, for factors that could affect our ability to realize benefits from the investment in our manufacturing facility. While we believe that our estimate is reliable, any delays in our achieving full manufacturing capacity could adversely impact our results and growth plans.

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

On November 4, 2021, we filed an application with the FCC, under which we requested authority to launch and operate a non-geostationary orbit satellite system using V-band frequencies (the "Constellation") as we work to build out our space services offering to enable communications. We anticipate a response within 12 to 30 months from the date of application.

In the future, we would expect to make significant investments in our space services programs. Although we believe that our financial resources will be sufficient to meet our capital needs for at least 12 months from the date of this Quarterly Report on Form 10-Q, our timeline and budgeted costs for these offerings are subject to substantial uncertainty, including due to compliance requirements of U.S. federal export control laws and applicable foreign and local regulations, the impact of political and economic conditions, the need to identify opportunities and negotiate long-term agreements with customers for these services, among other factors.

Key Components of Results of Operations

We are an early-stage company and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Revenues

We commenced our first paid commercial launch, which occurred in February 2022, followed by subsequent paid commercial launches which occurred in March 2022 and June 2022. These launches represent the start of our paid commercial launch operations. As discussed earlier, we have discontinued the production of launch vehicles supported by our current launch system and do not plan to conduct any further commercial launches in 2022. See “Overview” for more information about our decision to stop producing launch vehicles supported by our current launch system.

We also commenced delivery of space products to our customers during the three months ended June 30, 2022. We also expect to generate revenues by delivering space services to our customers in the future.

Cost of Revenues

Cost of revenues consist primarily of direct material, direct labor, manufacturing overhead, other personnel-related expenses, which include salaries, bonuses, benefits and stock-based compensation expense and depreciation expense. Cost of revenues also includes inventory write-downs to reduce the carrying value of inventory related to launch services when the carrying value exceeds its estimated net realizable value. We anticipate recording write-downs to our inventory over the foreseeable future as we continue to ramp production of launch vehicles supported by our new launch system. We expect our cost of revenues to increase in future periods as we sell more launch services and space products. As we grow into our current capacity and execute on cost-reduction initiatives, we expect our gross margins to improve over time.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and personnel-related expenses (including stock-based compensation expense) for our business development team as well as advertising and marketing expenses. We expect to increase our sales and marketing activities in order to grow our customer base and increase market share. We also expect that our sales and marketing expenses will increase over time as we continue to hire additional personnel to scale the business.

General and Administrative Expense

General and administrative expenses consist primarily of personnel and personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, and facility costs not otherwise included in research and development expenses and costs associated with compliance with the rules and regulations of the SEC and the stock exchange. We expect our general and administrative expenses will increase over time as we expand our business operations and product and service offerings.

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

There were no significant changes in our critical accounting estimates during the three and six months ended June 30, 2022 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	For The Three Months Ended June 30,		Period over period change		For The Six Months Ended June 30,		Period over period change
(in thousands, except percentages)	2022	2021	($)	(%)	2022	2021	($)	(%)
Revenues	$2,682	$—	$2,682	n.m.	$6,593	$—	$6,593	n.m.
Cost of revenues	17,445	—	17,445	n.m.	28,459	—	28,459	n.m.
Gross loss	(14,763)	—	(14,763)	n.m.	(21,866)	—	(21,866)	n.m.
Operating expenses:
Research and development	40,798	$10,458	$30,340	290%	78,725	$22,435	$56,290	251%
Sales and marketing	4,636	1,125	3,511	312	9,400	1,189	8,211	691
General and administrative	20,608	18,318	2,290	13	41,594	30,931	10,663	34
Loss on change in fair value of contingent consideration	1,800	—	1,800	n.m.	17,300	—	17,300	n.m.
Total operating expenses	67,842	29,901	37,941	127	147,019	54,555	92,464	169
Operating loss	(82,605)	(29,901)	(52,704)	176	(168,885)	(54,555)	(114,330)	210
Interest (expense) income, net	356	(678)	1,034	(153)	530	(1,213)	1,743	(144)
Other income (expense), net	(54)	(718)	664	(92)	339	(718)	1,057	(147)
Loss on extinguishment of convertible notes	—	—	—	n.m.	—	(131,908)	131,908	n.m.
Loss on extinguishment of convertible notes attributable to related parties	—	—	—	n.m.	—	(1,875)	1,875	n.m.
Loss before taxes	(82,303)	(31,297)	(51,006)	163	(168,016)	(190,269)	22,253	(12)
Income tax (benefit) expense	—	—	—	n.m.	—	—	—	n.m.
Net loss	$(82,303)	$(31,297)	(51,006)	163	$(168,016)	$(190,269)	22,253	(12)
Adjustment to redemption value on Convertible Preferred Stock	—	—	—	n.m.	—	(1,011,726)	1,011,726	n.m.
Net loss attributable to common stockholders	$(82,303)	$(31,297)	$(51,006)	163%	$(168,016)	$(1,201,995)	$1,033,979	(86)

____________

n.m. = not meaningful.

Revenues

Revenues were $2.7 million for the three months ended June 30, 2022 of which $2.0 million related to launch services and $0.7 million related to space products. We launched launch vehicle LV0010 on June 12, 2022 which was a paid commercial launch. We also commenced delivery of space products to our customers during the three months ended June 30, 2022. No revenues were recognized during the three months ended June 30, 2021.

Revenues were $6.6 million for the six months ended June 30, 2022 of which $5.9 million related to launch services and $0.7 million related to space products. We commenced paid commercial launch services and delivery of space products during the six months ended June 30, 2022. We launched launch vehicles LV0008, LV0009 and LV0010 on February 10, 2022, March 15, 2022 and June 12, 2022, respectively, all of which were paid launches. The orbital launch of LV0009 conducted on March 15, 2022, represents our first paid delivery of customer payloads into Earth orbit. No revenues were recognized for the six months ended June 30, 2021.

Cost of Revenues

Cost of revenues were $17.4 million for the three months ended June 30, 2022 which was primarily driven by recording of $13.3 million of inventory write-downs and $4.1 million of cost of launch services and space products. The $13.3 million of inventory write-downs was driven by $10.2 million related to the discontinuance of launch vehicles supported by our current launch system and $3.1 million of other write-downs. The cost of launch services does not reflect the actual gross margins as certain inventory values were recorded at net realizable value. No cost of revenues were recognized for the three months ended June 30, 2021.

Cost of revenues were $28.5 million for the six months ended June 30, 2022 which was primarily driven by recording of $18.8 million of inventory write-downs and $9.6 million of cost of launch services and space products. The $18.8 million of inventory write-downs was driven by $10.2 million related to the discontinuance of launch vehicles supported by our current launch system, $5.5 million related to the net realizable value write-downs and $3.1million of other write-downs. The cost of launch services does not reflect the actual gross margins as certain inventory values were recorded at net realizable value. In the first six months of 2022, we conducted our first paid commercial launch and have not yet achieved economies of scale in our manufacturing processes. We also decided to stop paid commercial launches for the remainder of 2022 so that we can focus on developing our new launch system. As a result, we will continue to incur negative gross margins for the remainder of 2022. No cost of revenues were recognized for the six months ended June 30, 2021.

Research and Development

Research and development costs were $41.0 million for the three months ended June 30, 2022, compared to $10.5 million for the three months ended June 30, 2021. The $30.5 million increase mainly reflected a $14.2 million increase in personnel-related costs due to headcount increases in research and development departments, a $5.9 million increase in research and development materials expense, a $5.2 million increase in stock-based compensation expense, a $3.1 million increase in depreciation and amortization expense, a $2.9 million increase in third party consulting and recruitment costs and a $1.2 million increase in technology licensed and software subscription licenses related expenses with the remainder due to changes in other research and development expenses. These increases were to support our product roadmap and launch services.

Research and development costs were $78.9 million for the six months ended June 30, 2022, compared to $22.4 million for the six months ended June 30, 2021. The $56.5 million increase mainly reflected a $26.0 million increase in personnel-related costs due to headcount increases in research and development departments, a $9.7 million increase in research and development materials expense, a $9.0 million increase in stock-based compensation expense, a $4.8 million increase in third party consulting and recruitment costs, a $4.4 million increase in depreciation and amortization expense and a $1.9 million increase in technology licensed and software subscription licenses related expenses with the remainder due to changes in other research and development expenses. These increases were to support our product roadmap and launch services.

Sales and Marketing

Sales and marketing expenses were $4.6 million for the three months ended June 30, 2022, compared to $1.1 million for the three months ended June 30, 2021. The $3.5 million increase mainly reflected a $1.5 million increase in personnel-related costs, a $1.4 million in stock-based compensation expense and a $0.3 million increase in depreciation expense with the remainder due to changes in other sales and marketing expenses. These increases were to support business development and marketing activities.

Sales and marketing expenses were $9.4 million for the six months ended June 30, 2022, compared to $1.2 million for the six months ended June 30, 2021. The $8.2 million increase mainly reflected a $3.3 million increase in personnel-related costs, a $2.9 million in stock-based compensation expense and a $0.8 million increase in depreciation expense with the remainder due to changes in other sales and marketing expenses. These increases were to support business development and marketing activities.

General and Administrative

General and administrative expenses were $20.6 million for the three months ended June 30, 2022, compared to $18.3 million for the three months ended June 30, 2021. The $2.3 million increase was primarily due to a $5.0 million increase in employee costs due to increased headcount, a $1.7 million increase in insurance related expenses, a $1.1 million increase in technology licensed and software subscription licenses related expenses, a $0.5 million increase in third party consulting and recruitment costs and a $0.4 million increase in accounting, audit and legal related fees which is partially offset by a $2.2 million decrease from transaction costs incurred and expensed by the Company in relation to the Business Combination, a $1.2 million decrease in stock-based compensation expense with the remainder due to changes in facilities costs, IT equipment fees, and other services.

General and administrative expenses were $41.5 million for the six months ended June 30, 2022, compared to $30.9 million for the six months ended June 30, 2021. The $10.6 million increase was primarily due to a $10.4 million increase in employee costs due to increased headcount, a $3.7 million increase in insurance related expenses, a $2.4 million increase in technology licensed and software subscription licenses related expenses, a $1.1 million increase in third party consulting and recruitment costs and a $1.7 million increase in accounting, audit and legal related fees which is partially offset by a $2.2 million decrease from transaction costs incurred and expensed by the Company in relation to the Business Combination with the remainder due to changes in facilities costs, IT equipment fees, and other services.

Loss on Change in Fair Value of Contingent Consideration

Loss on change in fair value of contingent consideration of $1.8 million and $17.3 million for the three and six months ended June 30, 2022, respectively, was due to higher revenues forecasted in estimating the fair value of contingent consideration. No loss on change in fair value of contingent consideration was recorded for the three and six months ended June 30, 2021.

Interest (Expense) Income, Net

Interest income was $0.4 million for the three months ended June 30, 2022, compared to interest expense of $0.7 million for the three months ended June 30, 2021. The $1.1 million increase in interest (expense) income, net was primarily due to the settlement of outstanding debt during the year ended December 31, 2021. Therefore, we did not incur any interest expense during the period and an increase of $0.4 million in interest income related to investment in marketable securities during the three months ended June 30, 2022.

Interest income was $0.5 million for the six months ended June 30, 2022, compared to interest expense of $1.2 million for the six months ended June 30, 2021. The $1.7 million increase in interest (expense) income, net was primarily due to the settlement of outstanding debt during the year ended December 31, 2021. Therefore, we did not incur any interest expense during the period and an increase of $0.5 million in interest income related to investment in marketable securities during the six months ended June 30, 2022.

Other Income (Expense), Net

Other expense, net was $0.1 million for the three months ended June 30, 2022, compared to $0.7 million for the three months ended June 30, 2021. The $0.6 million decrease in other income (expense), net was primarily due a non-recurring payment to one of Legacy Astra’s investors for the three months ended June 30, 2021. No such payment was made or due during the three months ended June 30, 2022.

Other income, net was $0.3 million for the six months ended June 30, 2022, compared to other expense, net of $0.7 million for the three months ended June 30, 2021. Other income, net for the six months ended June 30, 2022 of $0.3 million was primarily due to a $0.4 million in income from government research and development contracts which is partially offset by other miscellaneous expenses. There was no income from government research and development contracts recorded for the six months ended June 30, 2021. Other expense, net for the six months ended June 30, 2021 of $0.7 million was primarily due to a $0.6 million in expense of a nonrecurring payment to one of Legacy Astra’s investors with the remainder due to other miscellaneous expenses. No such payment was made or due during the six months ended June 30, 2022.

Loss on Extinguishment of Convertible Notes

No loss on extinguishment of convertible notes was recorded for the three months ended June 30, 2022 and 2021.

No loss on extinguishment of convertible notes was recorded for the six months ended June 30, 2022. Loss on extinguishment of convertible notes of $131.9 million was recorded for the six months ended June 30, 2021 due to the settlement of convertible notes on January 28, 2021.

Loss on Extinguishment of Convertible Notes Attributable to Related Parties

No loss on extinguishment of convertible notes attributable to related parties was recorded for the three months ended June 30, 2022 and 2021.

No loss on extinguishment of convertible notes attributable to related parties was recorded for the six months ended June 30, 2022. Loss on extinguishment of convertible notes attributable to related parties of $1.9 million was recorded for the six months ended June 30, 2021 due to the settlement of convertible notes attributable to related parties on January 28, 2021.

Income Tax (Benefit) Expense

We did not incur income tax expense for the three and six months ended June 30, 2022 and 2021.

Adjustment to redemption value on Convertible Preferred Stock

No adjustment to redemption value on convertible preferred stock was recorded for the three months ended June 30, 2022.

No adjustment to redemption value on convertible preferred stock was recorded for the six months ended June 30, 2022. Adjustment to redemption value on Convertible Preferred Stock of $1,011.7 million for the six months ended June 30, 2021 was recorded due to the re-measurement of Convertible Preferred Stock to its redemption value due to the likelihood of a redemption event becoming probable.

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

The condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going concern basis. We have historically funded our operations primarily by equity financings and convertible promissory notes prior to the Business Combination and subsequently funded our operations through cash proceeds obtained as part of the Business Combination and related private placement. As of June 30, 2022, our existing sources of liquidity included cash and cash equivalents of $104.3 million and marketable securities of $96.4 million. We have a limited history of operations and have incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $1,576.4 million as of June 30, 2022. We expect to continue to incur operating losses due to the investments it intends to make in its business, including the development of our products and services. Management remains focused on managing its cash expenditures, including but not limited to, reducing its capital expenditures, consulting services and re-focusing its hiring efforts. In addition, Management continues to evaluate opportunities to strengthen our financial position, including through the issuance of additional equity securities or by entering into new financing arrangements, as appropriate. We expect that our existing sources of liquidity will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of filing this Quarterly Report on Form 10-Q. The Company’s current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, in addition to its other liquidity needs associated with its capital expenditures, and other investing requirements and the Company is actively evaluating other sources of liquidity to further support its long-term business operations. For additional information regarding our cash requirements from contractual obligations and lease obligations, see Note 11 — Commitments and Contingencies and Note 9 — Leases in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Committed Equity Purchases

On August 2, 2022, we entered into an $100 million Class A common stock purchase agreement with B. Riley Principal Capital, LLC to support working capital and other general corporate needs. Under the terms of this agreement, we have the right, without obligation, to sell and issue up to $100 million of our Class A common stock over a period of 24 months to B. Riley Principal Capital, LLC at the Company’s sole discretion, subject to certain limitations and conditions. See Note 17 — Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.

Summary Statement of Cash Flows for the Six Months Ended June 30, 2022 and 2021

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	For The Six Months Ended June 30,		Period over period change
(in thousands)	2022	2021	$	%
Net cash used in operating activities	$(91,862)	$(34,655)	$(57,207)	165%
Net cash used in investing activities	(129,647)	(11,996)	(117,651)	981
Net cash provided by financing activities	817	488,427	(487,610)	(100)
Net increase (decrease) in cash and cash equivalents	$(220,692)	$441,776	$(662,468)	(150)%

Cash Flows used in Operating Activities

Our cash flows from operating activities are significantly affected by our cash expenditures to support the growth of our business in areas such as research and development and general and administrative and working capital. Our operating cash inflows include cash from milestone billing under certain space products and launch services. These cash inflows are offset by our payments to suppliers for production materials and parts used in our manufacturing process as we ramp up our production for space products, payments to our employees and other operating expenses.

For the six months ended June 30, 2022, net cash used in operating activities was $91.9 million. The primary factors affecting the Company’s operating cash flows during the period were a net loss of $168.0 million. This is offset by non-cash charges including stock-based compensation expense of $29.8 million, inventory reserves including write-offs and net realizable value write-downs of $18.8 million, loss on change in fair value of contingent consideration of $17.3 million, depreciation and amortization expense of $7.6 million and non-cash lease expense of $0.7 million. Changes in operating working capital items is mainly due to increased headcount and ramp-up of our production and primarily reflect the increase in trade accounts receivable of $1.6 million, inventories of $13.4 million, other non-current assets of $2.4 million, accounts payable of $6.3 million, accrued expense and other current liabilities of $1.2 million and other non-current liabilities of $4.9 million. Changes in operating working capital items was partially offset by a decrease in prepaid and other current assets of $7.4 million and lease liabilities of $0.6 million.

For the six months ended June 30, 2021, net cash used in operating activities was $34.7 million. The primary factors affecting the Company’s operating cash flows during this period were net loss of $190.3 million, offset by non-cash charges including a non-cash loss on extinguishment of convertible notes of $133.8 million, stock-based compensation expense of $17.8 million, depreciation expense of $1.9 million, and amortization of convertible note debt discounts of $0.4 million. Changes in operating working capital items primarily reflect the increase in inventories of $1.2 million, prepaid and other current assets of $4.9 million, accounts payable of $3.6 million, accrued expenses and other current liabilities of $2.3 million and other non-current liabilities of $2.0 million. This was partially offset by a decrease in lease liabilities of $0.5 million.

Cash Flows used in Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $129.6 million, which was comprised mainly of purchases of marketable securities of $102.0 million, purchases of property, plant and equipment of $32.1 million mainly related to the construction of our manufacturing facility and acquisition of an indefinite-lived intangible trademark asset of $0.9 million. This was partially offset maturities of marketable securities of $5.3 million.

For the six months ended June 30, 2021, net cash used in investing activities was $12.0 million, which was comprised mainly of the acquisition of an indefinite-lived intangible trademark asset of $3.2 million and purchases of tooling equipment, manufacturing equipment and furniture and fixtures of $8.8 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities amounted to $0.8 million and consisted primarily of proceeds from employee stock purchase plan of $0.7 million and issuance of stock under equity plans of $0.1 million.

For the six months ended June 30, 2021, net cash provided by financing activities amounted to $488.4 million and consisted primarily of proceeds from Business Combination and private offering, net of transaction costs, of $463.6 million, proceeds from the issuance of Series C of $30.0 million and borrowings of $10.0 million, offset by repayments on borrowings of $16.4 million.

Commitments and Contractual Obligations

We are a party to operating leases primarily for land and buildings (e.g., office buildings, manufacturing and testing facilities and spaceport) and certain equipment (e.g., copiers) under non-cancellable operating leases. The following table summarizes our lease commitments as of June 30, 2022:

Year Ended December 31	Minimum Lease Commitment
(in thousands)
2022 (remainder)	$930
2023	1,790
2024	1,677
2025	1,655
2026	1,642
Thereafter	2,840
Total future undiscounted minimum lease payments	$10,534
Less: Imputed Interest	2,030
Total reported lease liability	$8,504

On July 28, 2022, the Company entered into a lease agreement for approximately 60,000 square feet of manufacturing facility in Sunnyvale, California having a lease term of 36 months with an option to extend for a period of additional 36 months. The undiscounted base rent payments for the first year of this lease is approximately $1.8 million with a 4% increase in base rent for each subsequent year. In addition to base rent, the Company will be responsible for the management fee of 5% of the base rent. In lieu of a cash security deposit, the Company is required to provide the landlord an irrevocable letter of credit in the amount of $0.3 million. This new lease facility will enable expansion of space product production and development capacity, thermal testing capacity, and is expected to provide production and engineering space for our future space services business.

On May 25, 2021, the Company entered a contract with a supplier to purchase components. The Company is obligated to purchase $22.5 million of components over 60 months. The Company may terminate the supply agreement by paying 50% of the remaining purchase commitment at any point during the contract term. The Company made total purchases of $0.8 million under the contract of which $0.4 million related to purchases made during the six months ended June 30, 2022. We also made advance payments of $0.4 million under the contract as of June 30, 2022.

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

Interest Rate Risk

As of June 30, 2022, we had $3.4 million of cash equivalents invested in money market funds and $96.4 million invested in marketable securities, which consisted of U.S. Treasury securities, corporate debt securities, commercial paper and asset backed securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. There was no material interest rate risk for the six months ended June 30, 2022 and year ended December 31, 2021.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in raw material and overhead costs, could impair our operating results. Although there has been a significant increase in inflation recently, it has not had a substantial impact on our results of operations for the three and six months ended June 30, 2022, respectively. However, a higher rate of inflation in the future may have an adverse effect on our ability to recover increasing costs and we might not be able to pass along cost increases to our customers.

Foreign Currency Risk

There was no material foreign currency risk for the three and six months ended June 30, 2022 and year ended December 31, 2021. Our activities to date have been limited and were conducted in the United States.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses and Remediation Plan

As previously disclosed, we have identified material weaknesses in our internal control over financial reporting and these material weaknesses continued to exist as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, material weaknesses identified are:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11 - Commitments and Contingencies, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

Except for the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 31, 2022, and investors are encouraged to review these risk factors prior to making an investment in the Company and in conjunction with their review of this Quarterly Report on Form 10-Q.

Summary of Risk Factors

A summary of the material risks affecting our business, operations and financial results that have been included in this Quarterly Report on Form 10-Q include the following:

•
We have only conducted one launch which deployed customer satellites into orbit and are currently only delivering to our customers two versions of our Astra Space Engine propulsion system. Any setbacks occurring during our launches and subsequent upgrades to our launch systems or space products could have a material adverse effect on our business, financial condition, and operations, and could harm our reputation.
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
•
Our prospects and operations may be adversely affected by changes in customer preferences and economic conditions that affect demand for our launch services and space products.
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

We have only conducted one launch which deployed customer satellites into orbit and are currently only delivering to our customers two versions of our Astra Space Engine propulsion system. Any setbacks occurring during our launches and subsequent upgrades to our launch systems or space products could have a material adverse effect on our business, financial condition, and operations, and could harm our reputation.

The success of our launch and space services offerings will depend on our ability to successfully and regularly deliver customer satellites into orbit. In November 2021, we successfully launched launch vehicle LV0007 to an inclination of 86.0 degrees at an altitude of 500 km and demonstrated orbital placement of test payload. Our data from this launch suggest that we achieved sufficient orbital velocity to successfully inject a satellite into orbit and serve as an opportunity to learn from the experience and to make further refinements to the design and manufacturing processes used to construct our launch vehicles and rockets. On February 10, 2022, we launched launch vehicle LV0008. After a nominal first stage flight, the payload fairing did not fully deploy prior to the upper stage ignition due to an electrical issue which, together with a software issue, resulted in the upper stage not reaching orbit and the end of the mission. On March 15, 2022, we successfully launched launch vehicle LV0009 and confirmed our first delivery of customer payloads into Earth orbit. On June 12, 2022, we conducted our first launch for NASA’s TROPICS-1 mission on our launch vehicle LV0010. While we had a nominal first stage flight, our upper stage shut down early and we did not deliver the payloads into low Earth orbit. In July 2022, we decided to focus on the development and production of the next version of our launch system and discontinued the production of launch vehicles supported by our current launch system. Given this, we do not plan to conduct any further commercial launches in 2022 and may not be able to conduct any paid commercial launches in 2023. Whether we will be able to conduct paid commercial launches in 2023 will depend in part upon the success of test launches of our new launch system. The new launch system is intended to support more payload capacity and a more frequent launch cadence. If we are not successful in developing our new launch system and ensuring that it can deliver payloads into low-earth orbit, our launch services business, and ultimately our space services offerings will suffer. Any delay in our ability to successfully deploy payloads under our new launch system will have a material adverse affect on our revenues, results of operations and future prospects.

The success of our space products offerings will depend on our ability to successfully and timely deliver propulsion systems that can thrust a customer's satellite while in orbit. During the three months ended June 30, 2022, we delivered the first set of our propulsion system to the customer.

The success of our strategy depends on our ability to successfully upgrade our rockets, launch vehicles, propulsion system, spacecraft, and related technology which may require significant adjustments to the design, manufacturing process and performance to achieve intended technological and performance goals. There is no guarantee that our planned development and production of our new launch system will be successful or our propulsion system delivered can thrust a customer's satellite while in orbit. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our launch vehicles and propulsion systems meet rigorous performance goals, there can be no assurance that we will not experience operational or process failures and other problems during our planned launches. Any failures or setbacks could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.

We have incurred significant losses since inception and we may not be able to achieve or maintain profitability.

We have incurred significant losses since our inception. We incurred net losses of $257.8 million, $68.3 million and $53.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. While we have generated limited income to date, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to increase over the next several years as we focus on the development of our new launch system, continue to refine and streamline our design and manufacturing processes for our launch vehicles, increase the payload of our rockets, make technical improvements, increase our flight cadence, hire additional employees and continue research and development efforts relating to new products and technologies, including our space services. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

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

We also expect that our success will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. We have received interest from a wide range of customers across various satellite applications or use cases. Our contracted revenues and our estimated pipeline may not fully convert into actual revenues because certain of our customers have the right to terminate their contracts if we do not achieve certain milestones or unable to conduct launches on the contracted schedule. If our customers terminate these contracts, the value of our contracted revenues may be significantly lower than our current estimates. Additionally, if we are unable to keep up with the demand for our launch services from a production and delivery perspective, we may not be in a position to deliver on our contracted revenues or our pipeline of potential contracts.

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

Our decision to focus on the development of our new launch system and stop the production of launch vehicles supported by our current launch system could require that launches we currently have under contract be moved to future time periods. This shift in flight schedule may cause us to fail milestones or otherwise be in default under these contracts and provide our customers with the right to terminate. We have begun discussions with customers for whom we agreed to launch payloads on our old system regarding shifting those flights to launch vehicles supported by our new system. Whether customers will agree to shift the flight schedule for their launches will depend on a number of factors, many of which are outside of our control. Customers who do not want to move their flights will likely terminate their contracts and there can be no assurance as to whether we will be able to enter into a future contract with those customers or receive any revenue in connection with those terminations. In some cases where the termination results from our material breach, we may have termination penalties to pay to those customers. At this time, any obligation to pay termination penalties are highly speculative and unknown, but such penalties, if incurred, could have a material adverse impact on our cash flow and liquidity.

In addition, many other events may cause a delay in our ability to fulfill our existing or future orders, or cause planned launches or deliveries to not be completed at all, some of which may be out of our control, including unexpected weather patterns, maintenance issues, natural disasters, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule launches, which could have an adverse impact on our business, financial condition and results of operations.

We have limited data and history to test our launch vehicles for the successful deployment of a LEO satellite.

In November 2021, we successfully launched launch vehicle LV0007 to an inclination of 86.0 degrees at an altitude of 500 km and demonstrated orbital placement of test payload. Our data from this launch suggest that we achieve sufficient orbital velocity to successfully inject a satellite into orbit and serve as an opportunity to learn from the experience and to make further refinements to the design and manufacturing processes used to construct our launch vehicles and rockets. Although our November 2021 launch was a success, we may not be successful in reaching space and achieving sufficient orbital velocity during our subsequent launches planned. For example, on February 10, 2022, we launched launch vehicle LV0008. After a nominal first stage flight, the payload fairing did not fully deploy prior to the upper stage ignition due to an electrical issue which, together with a software issue, resulted in the upper stage not reaching orbit and the end of the mission. On March 15, 2022, we successfully launched launch vehicle LV0009 and confirmed our first delivery of customer payloads into Earth orbit. On June 12, 2022, we conducted our first launch for NASA’s TROPICS-1 mission on our launch vehicle LV0010. While we had a nominal first stage flight, our upper stage shut down early and we did not deliver the payloads into low Earth orbit. If we fail to continue to successfully inject payloads into orbit, our business, financial condition and results of operations could be materially and adversely impacted.

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

Part of our strategy involves increasing our launch capability and approaching a more frequent than monthly launch capability, which will depend on our ability to add new launch sites. We currently operate launch sites at the Pacific Spaceport Complex in Kodiak, Alaska, and Cape Canaveral Space Force Station in Cape Canaveral, Florida, and we expect to enter into a variety of arrangements to secure additional launch sites, which may include ownership, leasing, licensing, and permitting in the United States and outside the United States. We have in the past and may in the future experience delays in our efforts to secure additional launch sites around the globe based upon our customers’ inclination needs. Challenges as a result of regulatory processes or in our ability to secure the necessary permissions to establish these launch sites could delay our ability to achieve our target cadence and could adversely affect our business.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting and the restatement of our financial statements.

The Company, in consultation with the Audit Committee and Company’s management, determined that it was appropriate to restate our previously filed financial statements for the period ended June 30, 2021. As part of the restatement, we identified a material weakness in our internal control over financial reporting.

As a result of such material weakness and such restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, Astra is currently a defendant or nominal defendant in three actions alleging violations of federal securities laws. Please see “Legal Proceedings” for more information about these actions. We can provide no assurance that additional litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We are subject to stringent U.S. export and import control laws and regulations.

Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology and services, as well as run our operations in the United States, in full compliance with such laws and regulations, which include the EAR, the ITAR, and economic sanctions administered by the Treasury Department’s OFAC. Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for end uses. We have had inadvertent disclosures of certain of our products or components which are subject to the requirements of these U.S. import and export control laws, including one which occurred recently (the “Recent Incident”). The Recent Incident relates to a disclosure of a photograph of one of our components. Our practice is to provide a voluntary disclosure to the appropriate regulatory authority when such an inadvertent disclosure occurs and, in the case of the Recent Incident, we did provide an initial voluntary disclosure notification to the appropriate regulatory agency. Subsequent to the occurrence of the Recent Incident and after filing our initial voluntary disclosure notification, we sought approval from the Department of Defense to release this photo publicly, which was granted on June 24, 2022. Given the approval of the Department of Defense to the public release of the photograph at issue in the Recent Incident, we requested and received approval to close our voluntary disclosure notification with the regulatory agency to whom it was submitted. While no such regulatory authority has yet determined that any such inadvertent disclosure has violated these U.S. import and export control laws, we could be found to be in violation of these laws and regulations. Such a violation, if determined, could result in civil and criminal, monetary and non-monetary penalties, the loss of export or import privileges, debarment and reputational harm. If we are unable to maintain adequate controls related to the disclosure of information subject to U.S. import and export control laws and regulations, we may have future incidents that could result in violations of these laws and regulations.

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

Our prospects and operations may be adversely affected by changes in customer preferences and economic conditions that affect demand for our launch services and space products.

Because our offerings are currently concentrated on launch services and space products, we are vulnerable to changes in customer preferences or other market changes, such as general economic conditions, energy and fuel prices, recession and fears of recession, interest rates, tax rates and policies, inflation, war and fears of war, inclement weather, natural disasters, terrorism and outbreak of viruses or widespread illness. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for launch and satellite services. There could be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, inflationary and supply chain pressures, decreased customer confidence, decreased discretionary spending and reduced customer or governmental demand for launch services and space products, which could have a material adverse effect on our business, financial condition and results of operations.

The majority of our customer contracts may be terminated by the customer at any time for convenience as well as other provisions permitting the customer to discontinue contract performance for cause (for example, if we do not achieve certain milestones on a timely basis) which if terminated could adversely impact our results of operation.

We are subject to a variety of contract-related risks. Some of our existing customer contracts, including those with the government, include provisions allowing the customers to terminate their contracts for convenience, with a termination penalty for at least the amounts already paid, or to terminate the contracts for cause (for example, if we do not achieve certain milestones on a timely basis). Customers that terminate such contracts may also be entitled to a pro rata refund of the amount of the customer’s deposit. In addition, some of our customers are pre-revenue startups or otherwise not fully established companies, which exposes us to a degree of counterparty credit risk. Please see “We may not be able to convert our estimated contracted revenue or potential contracts into actual revenue” above for information regarding how our decision to focus on the development of our new launch system could impact contracts where customers have the right to terminate for convenience or in the case of a default.

Part of our strategy is to market our launch services to key government customers. We expect we may derive limited revenue from contracts with NASA and the U.S. government and may enter into further contracts with the U.S. or foreign governments in the future, and this subjects us to statutes and regulations applicable to companies doing business with the U.S. government, including the Federal Acquisition Regulation (“FAR”). These U.S. government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, in which case the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

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

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. Further, audits or investigations by other governmental agencies related to the conduct of our business, including those agencies who oversee our compliance with import and export laws, may also impact our government contracts. In addition, if we fail to comply with government contract laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, supplier, customer, or relationships with third-parties, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business, and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business. We are currently a defendant or nominal defendant in three actions, alleging violations of federal securities laws. We also are obligated to indemnify certain other defendants in these actions. Please see “Legal Proceedings” for more information about these actions. We can provide no assurance that additional litigation or dispute will not arise in the future. While we believe these actions are not meritorious, these actions (and any future litigation or dispute), whether successful or not, could have a material adverse effect on our business, results of operations and financial condition. Further, while we have insurance to cover the defense of the existing actions (including our indemnification obligations), the amount of our retention is $20.0 million and we will need to incur costs in that amount before we will be eligible for assistance from our insurer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Common Stock Purchase Agreement, dated August 2, 2022, between Astra Space, Inc. and B. Riley Principal Capital II, LLC.	8-K	001-39426	10.1	August 2, 2022
10.2	Registration Rights Agreement, dated August 2, 2022, between Astra Space, Inc. and B. Riley Principal Capital II, LLC.	8-K	001-39426	10.2	August 2, 2022
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astra Space, Inc.

Date: August 4, 2022	By:	/s/ Chris C. Kemp
Chris C. Kemp
Chief Executive Officer

Date August 4, 2022	By:	/s/ Kelyn J. Brannon
Kelyn J. Brannon
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer