Form 10-Q
period 2022-09-30
Astra Space, Inc.
filed 2022-11-09
CIK 1814329

mll

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 211,926,952 shares of Class A common stock, $0.0001 par value per share, outstanding and 55,539,188 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$67,608	$325,007
Marketable securities	82,936	—
Trade accounts receivable	4,923	1,816
Inventories	5,174	7,675
Prepaid and other current assets	7,609	12,238
Total current assets	168,250	346,736
Non-current assets:
Property, plant and equipment, net	20,048	66,316
Right-of-use asset	14,909	9,079
Goodwill	—	58,251
Intangible assets, net	10,699	17,921
Other non-current assets	1,999	721
Total assets	$215,905	$499,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,347	$9,122
Operating lease obligation, current portion	3,903	1,704
Contingent consideration, current portion	32,420	—
Accrued expenses and other current liabilities	27,382	29,899
Total current liabilities	73,052	40,725
Non-current liabilities:
Operating lease obligation, net of current portion	10,974	7,180
Contingent consideration, net of current portion	10,530	13,700
Other non-current liabilities	7,277	899
Total liabilities	101,833	62,504

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Founders convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 211,824,567 and 207,451,107 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	22	22
Class B common stock, $0.0001 par value; 65,000,000 shares authorized; 55,539,188 and 55,539,189 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid in capital	1,889,759	1,844,875
Accumulated other comprehensive loss	(202)	—
Accumulated deficit	(1,775,513)	(1,408,383)
Total stockholders’ equity	114,072	436,520
Total liabilities and stockholders’ equity	$215,905	$499,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Launch services	$—	$—	$5,899	$—
Space products	2,777	—	3,471	—
Total revenues	2,777	—	9,370	—
Cost of revenues
Launch services	—	—	28,193	—
Space products	1,071	—	1,337	—
Total cost of revenues	1,071	—	29,530	—
Gross income (loss)	1,706	—	(20,160)	—
Operating expenses:
Research and development	32,821	21,724	111,546	44,159
Sales and marketing	4,052	1,090	13,452	2,229
General and administrative	19,222	19,730	60,816	50,712
Impairment expense	75,116	—	75,116	—
Goodwill impairment	58,251	—	58,251	—
Loss on change in fair value of contingent consideration	11,949	—	29,249	—
Total operating expenses	201,411	42,544	348,430	97,100
Operating loss	(199,705)	(42,544)	(368,590)	(97,100)
Interest income (expense), net	616	18	1,146	(1,194)
Other (expense) income, net	(25)	25,895	314	25,177
Loss on extinguishment of convertible notes	—	—	—	(131,908)
Loss on extinguishment of convertible notes attributable to related parties	—	—	—	(1,875)
Loss before taxes	(199,114)	(16,631)	(367,130)	(206,900)
Income tax (benefit) provision	—	(383)	—	(383)
Net loss	$(199,114)	$(16,248)	$(367,130)	$(206,517)
Adjustment to redemption value on Convertible Preferred Stock	—	—	—	(1,011,726)
Net loss attributable to common stockholders	$(199,114)	$(16,248)	$(367,130)	$(1,218,243)

Net loss per share:
Weighted average number of shares of Class A common stock outstanding – basic and diluted	210,788,116	201,080,003	209,317,361	79,784,524
Net loss per share of Class A common stock – basic and diluted	$(0.75)	$(0.06)	$(1.39)	$(9.39)
Weighted average number of shares of Class B common stock outstanding – basic and diluted	55,539,188	56,239,188	55,539,188	49,970,071
Net loss per share of Class B common stock – basic and diluted	$(0.75)	$(0.06)	$(1.39)	$(9.39)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(199,114)	$(16,248)	$(367,130)	$(206,517)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities	31	—	(202)	—
Total comprehensive loss	$(199,083)	$(16,248)	$(367,332)	$(206,517)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2022

(In thousands, except share data)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance as of December 31, 2021	207,451,107	$22	55,539,189	$6	$1,844,875	$—	$(1,408,383)	$436,520
Stock-based compensation	—	—	(1)	—	17,041	—	—	17,041
Issuance of common stock under equity plans	1,159,383	—	—	—	793	—	—	793
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	—	—	(85,713)	(85,713)
Balance as of March 31, 2022	208,610,490	$22	55,539,188	$6	$1,862,709	$(155)	$(1,494,096)	$368,486
Stock-based compensation	—	—	—	—	12,791	—	—	12,791
Issuance of common stock under equity plans	797,935	—	—	—	27	—	—	27
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(82,303)	(82,303)
Balance as of June 30, 2022	209,408,425	$22	55,539,188	$6	$1,875,527	$(233)	$(1,576,399)	$298,923
Stock-based compensation	—	—	—	—	13,748	—	—	13,748
Issuance of common stock under equity plans	2,057,044	—	—	—	484	—	—	484
Issuance of common stock as consideration for the commitment under the Common Stock Purchase agreement (Note 13)	359,098	—	—	—	—	—	—	—
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(199,114)	(199,114)
Balance as of September 30, 2022	211,824,567	$22	55,539,188	$6	$1,889,759	$(202)	$(1,775,513)	$114,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Nine Months Ended September 30, 2021

(In thousands, except share data)

(Unaudited)

	Temporary Equity		Permanent Equity
	Convertible Preferred Stock		Common Stock (Pre-combination Astra)		Class A Common Stock ( New Astra)		Class B Common Stock (New Astra)		Founders Preferred Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	90,768,286	$108,829	62,961,258	$6	—	$—	—	$—	12,302,500	$1	$50,282	$(190,697)	$(140,408)
Cumulative effect adjustment due to adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(9,719)	691	(9,028)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,177	—	2,177
Exercise of options	—	—	498,807	—	—	—	—	—	—	—	228	—	228
Issuance of Series C Convertible Preferred Stock, net of issuance costs	28,498,141	221,943	—	—	—	—	—	—	—	—	—	—	—
Conversion of Founders Convertible Preferred Stock to Series C Convertible Preferred Stock	5,073,576	—	—	—	—	—	—	—	(5,073,576)	—	8,156	—	8,156
Adjustment to redemption value on Convertible Preferred Stock	—	1,011,726	—	—	—	—	—	—	—	—	(51,131)	(960,595)	(1,011,726)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(158,972)	(158,972)
Balance as of March 31, 2021	124,340,003	$1,342,498	63,460,065	$6	—	$—	—	$—	$7,228,924	$1	$(7)	$(1,309,573)	$(1,309,573)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,444	—	7,444
Exercise of options	—	—	1,812,081	—	—	—	—	—	—	—	1,081	—	1,081
Adjustment to redemption value on Convertible Preferred Stock	—	(1,011,726)	—	—	—	—	—	—	—	—	1,011,726	—	1,011,726
Merger recapitalization- Class A	(124,340,003)	(330,772)	(16,261,881)	(2)	140,601,884	14	—	—	—		330,751	—	330,763
Merger recapitalization- Class B	—	—	(49,010,265)	(4)	—	—	56,239,189	6	(7,228,924)	(1)	—	—	1
Private offering and merger financing, net of redemptions and equity issuance costs of $23,337	—	—	—	—	57,489,019	6	—	—	—	—	406,863	—	406,869
Net loss	—	—	—	—	—	—	—	—	—	—	—	(31,297)	(31,297)
Balance as of June 30, 2021	—	$—	—	$—	198,090,903	$20	56,239,189	$6	—	$—	$1,757,858	$(1,340,870)	$417,014
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,688	—	2,688
Exercise of options	—	—	—	—	912,760	1	—	—	—	—	469	—	470
Exercise of warrants	—	—	—	—	472,113	—	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of Apollo Fusion, Inc.	—	—	—	—	2,558,744	—	—	—	—	—	33,008	—	33,008
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,248)	(16,248)
Balance as of September 30, 2021	—	$—	—	$—	202,034,520	$21	56,239,189	$6	—	$—	$1,794,023	$(1,357,118)	$436,932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(367,130)	$(206,517)
Adjustments to reconcile net loss to cash flows used in operating activities
Stock-based compensation	43,580	20,465
Impairment expense	75,116	—
Goodwill impairment	58,251	—
Depreciation	9,664	2,958
Amortization of intangible assets	2,394	938
Inventory write-downs	18,828	—
Non-cash lease expense	1,370	767
Deferred income taxes	—	(383)
Change in fair value of warrant liabilities	—	(20,447)
Gain on forgiveness of PPP note	—	(4,850)
Accretion (amortization) of marketable securities purchased at a premium (discount)	33	—
Loss on change in fair value of contingent consideration	29,249	—
Loss on extinguishment of convertible notes	—	131,908
Loss on extinguishment of convertible notes attributable to related parties	—	1,875
Amortization of convertible note discounts	—	315
Amortization of convertible note discounts attributable to related parties	—	55
Loss on marketable securities	24	—
Changes in operating assets and liabilities:
Trade accounts receivable	(3,107)	—
Inventories	(15,466)	(4,246)
Prepaid and other current assets	3,768	(13,935)
Other non-current assets	(1,278)	(101)
Accounts payable	2,990	1,333
Lease liabilities	(1,207)	(861)
Accrued expenses and other current liabilities	(2,125)	11,355
Other non-current liabilities	10,431	(205)
Net cash used in operating activities	$(134,615)	$(79,576)
Cash flows from investing activities:
Acquisition of Apollo, net of cash acquired	—	(19,360)
Acquisition of trademark	(850)	(3,200)
Purchases of marketable securities	(136,445)	—
Proceeds from sales of marketable securities	6,000	—
Proceeds from maturities of marketable securities	47,250	—
Purchases of property, plant and equipment	(40,043)	(18,720)
Net cash used in investing activities	$(124,088)	$(41,280)
Cash flows from financing activities:
Proceeds from business combination and private offering, net of transaction costs of $23,337	—	463,648
Borrowings on Pendrell bridge loan	—	10,000
Repayment on Pendrell bridge loan	—	(10,000)
Proceeds from issuance of Series C preferred stock	—	30,000
Issuance cost of Series C preferred stock	—	(94)
Repayments on term loans	—	(2,800)
Repayments on equipment advances	—	(3,636)
Proceeds from stock issued under equity plans	1,304	1,779
Net cash provided by financing activities	$1,304	$488,897

Net increase (decrease) in cash and cash equivalents	$(257,399)	$368,041
Cash and cash equivalents at beginning of period	325,007	10,611
Cash and cash equivalents at end of period	$67,608	$378,652

Non-cash investing and financing activities:
Conversion of Series A, Series B, Series C, and Founders' convertible preferred into common stock	$—	$330,764

Assets acquired included in accounts payable, accrued expenses and other current liabilities	2,777	4,903
Public and private placement of warrants acquired as part of business combination	—	56,786
Change in redemption value of Convertible Preferred Stock	—	1,011,726
Issuance of Class A common stock upon acquisition of Apollo Fusion, Inc.	—	33,008
Fair value of contingent consideration provided upon acquisition of Apollo Fusion, Inc.	—	23,000
Supplemental disclosures of cash flow information:
Cash paid for interest	$15	$691

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Astra and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial reporting. The condensed consolidated financial statements included herein are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2021 condensed consolidated balance sheet data were derived from Astra’s audited consolidated financial statements included in its Annual Report on Form 10-K for year ended December 31, 2021 as filed with the SEC. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future period.

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

Liquidity

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these unaudited condensed consolidated interim financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed consolidated interim financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the unaudited condensed consolidated interim financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the unaudited condensed consolidated interim financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated interim financial statements are issued.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months through November 2023. Since inception, the Company has incurred significant operating losses and has an accumulated deficit of approximately $1,775.5 million. As of September 30, 2022, the Company’s existing sources of liquidity included cash and cash equivalents of $67.6 million and marketable securities of $82.9 million. The Company believes that its current level of cash and cash equivalents and marketable securities are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In order to proceed with the Company’s business plan, the Company will need to raise substantial additional funds through the issuance of additional debt, equity or both. Until such time, if ever, the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to obtain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product development activities or future commercialization efforts. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all.

In an effort to alleviate these conditions, management continues to seek and evaluate opportunities to raise additional capital through the issuance of equity or debt securities. As an example, on August 2, 2022, the Company entered into a Common Stock Purchase Agreement with B. Riley Principal Capital II LLC ("B. Riley"), which would allow the Company to sell newly issued shares of its Class A Common Stock to B. Riley in aggregate amount not to exceed $100.0 million or 19.99% of the aggregate outstanding Class A and Class B Common Stock of the Company as of August 2, 2022. See Note 13 – Stockholders’ Equity for additional information about this financing arrangement. However, actual sales of shares under the Purchase Agreement will depend on a variety of factors including, among other things, market conditions and the trading price of the Class A Common Stock, and the full amount of capital may not be fully realized. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise substantial additional capital in the near term, our operations and production plans will be scaled back or curtailed. If the funds raised are insufficient to provide a bridge to full commercial production at a profit, our operations could be severely curtailed or cease entirely and we may not realize any significant value from our assets.

We have, however, prepared these condensed consolidated financial statements on a going concern basis, assuming that our financial resources will be sufficient to meet our capital needs over the next twelve months. Accordingly, our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Impairment of long-lived assets, indefinite-lived intangibles and goodwill

The Company performs an annual impairment review of goodwill and indefinite-lived intangible assets during the fourth fiscal quarter of each year, and more frequently if the Company believes that indicators of impairment exist. Long-lived assets are tested for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of the third quarter of fiscal year 2022, the Company determined that impairment indicators were present based on the existence of substantial doubt about the Company’s ability to continue as a going concern, a sustained decrease in the Company’s share price and macroeconomic factors. Accordingly, the Company proceeded with the quantitative impairment tests.

For indefinite-lived intangible assets, the Company compared the carrying amount of the asset to its fair value, resulting in a non-cash impairment charge, as described further in Note 5 – Goodwill and Intangible Assets.

For the long-lived assets, the Company compared the sum of the undiscounted future cash flows attributable to the Launch Services and Space Products asset groups (the lowest level for which identifiable cash flows are available) to their respective carrying amounts and concluded that the Space Products asset group was recoverable. The Launch Services asset group was not recoverable, and the Company proceeded with the comparison of the asset group’s carrying amount to its fair value, resulting in a non-cash impairment charge, as described further in Note 4 – Supplemental Financial Information.

For goodwill, the Company compared the carrying amount of the reporting unit to its fair value. During the third quarter of fiscal year 2022, the Company took steps to realign management and internal reporting, resulting in two operating and reportable segments, as described further in Note 16 – Segment Information. In accordance with the accounting guidance under ASC 350, the reorganization triggered a goodwill impairment test based on the reporting structure immediately before the reorganization, as a single reporting unit, resulting in a non-cash impairment charge writing off the entire goodwill balance, as described further in Note 5 – Goodwill and Intangible Assets.

Fair values of the Company’s reporting units were determined using the discounted cash flow model and fair value of the tradename was determined using the relief-from-royalty method. Significant inputs include discount rates, growth rates, and cash flow projections, and for the tradename, the royalty rate. These valuation inputs are considered Level 3 inputs as defined by ASC 820 Fair Value Measurement.

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

Use of Estimates and Judgements

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include the valuation of goodwill and long-lived assets, inventory valuation and reserves, stock-based compensation, pre-combination Astra common stock, useful lives of intangible assets and property, plant and equipment, deferred tax assets, income tax uncertainties, contingent consideration, and other contingencies.

Significant Accounting Policies

Other than those described below, there have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that have had a material impact on its unaudited condensed consolidated financial statements and related notes.

Segment reporting. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. Prior to the third quarter of fiscal year 2022, the Company operated as one operating and reportable segment, as the CODM reviewed financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.

During the third quarter of fiscal year 2022, the Company took steps to realign management and internal reporting, resulting in two operating and reportable segments: Launch Services and Space Products. The segment reporting for prior periods has been reclassified to conform to the current period presentation. Refer to Note 16 – Segment Information for more information.

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

Note 2 — Revenues

The Company recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Through its current offerings, the Company expects to generate revenue by providing the following goods or services:

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

As of September 30, 2022, the Company has entered into contracts for launch services and space products. The Company’s contracts may provide customers with termination for convenience clauses, which may or may not include termination penalties. In some contracts, the size of the contractual termination penalty increases closer to the scheduled launch date. At each balance sheet date, the Company evaluates each contract’s termination provisions and the impact on the accounting contract term, i.e., the period in which the Company has enforceable rights and obligations. This includes evaluating whether there are termination penalties and if so, whether they are considered substantive. The Company applies judgment in determining whether the termination penalties are substantive. In July 2022, the Company decided to focus on the development and production of the next version of its launch system. As a result, the Company has discontinued the production of launch vehicles supported by its current launch system and does not plan to conduct any further commercial launches in 2022. The Company has begun discussions with customers for whom it agreed to launch payloads on launch vehicles supported by its old launch system and the shift of those flights to launch vehicles supported by our new launch vehicle. If a customer terminates its contract with the Company due to the shifting of the flights, the customer may not be obligated to pay the termination for convenience penalties. As of September 30, 2022, the Company has not incurred any termination penalties in launch services as a result of the shifting of flights.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Launch services	$—	$—	$5,899	$—
Space products	2,777	—	3,471	—
Total revenues	$2,777	$—	$9,370	$—

Contracts with governmental entities involving research and development milestone activities do not represent contracts with customers under ASC 606 and as such, amounts received are recorded in other income (expense), net in the condensed consolidated statements of operations. No such income was recorded for the three months ended September 30, 2022. The Company recorded $0.4 million in other income for the nine months ended September 30, 2022. No such income was recorded for the three and nine months ended September 30, 2021.

Contract Balances and Remaining Performance Obligations

Contract balances. Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Receivables represent rights to consideration that are unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. The Company had no contract assets as of September 30, 2022 and December 31, 2021. The Company had contract liabilities of $18.0 million and $10.4 million as of September 30, 2022 and December 31, 2021, respectively. The Company recognized revenue of $0.3 million and $5.2 million during the three and nine months ended September 30, 2022, respectively, that was included in the contract liabilities balance at the beginning of the period. No revenue was recognized for the three and nine months ended September 30, 2021.

Remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. Customers are not considered committed when they are able to terminate their contractual obligations to us without payment of a substantive penalty under the contract. Many of the Company’s contracts allow the customer to terminate the contract prior to launch or delivery without a substantive penalty, and therefore the enforceable contract is for a period less than the stated contractual term. Further, the Company has elected not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company had unsatisfied performance obligations of $40.6 million as of September 30, 2022.

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

The contingent consideration requires the Company to pay up to $75.0 million of additional consideration to Apollo’s former shareholders and option-holders, if Apollo meets certain customer revenue related milestones over a two and half year period ending on December 31, 2023. The contingent consideration is earned, which is a combination of total contract value and relevant payout ratio, if the contract with the customer is entered into after the acquisition date and 25% of revenue under the contract is recognized by December 31, 2023 under ASC 606. Contingent consideration is payable on a quarterly basis based on the milestones achieved. The fair value of the contingent consideration arrangement at the acquisition date was $18.4 million. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of September 30, 2022, the contingent consideration recognized increased to $43.0 million as a result of changes in forecasted revenues subject to milestone payments and the passage of time. The Company has recognized $24.6 million in cumulative net losses on changes in fair value of contingent consideration from the Apollo Acquisition Date, of which $12.0 million and $29.2 million in loss was recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.

An additional $10.0 million of cash ("Cash Earnout") will be paid to employees of Apollo that joined Astra, subject to certain vesting conditions, as amended. The Cash Earnout is accounted for as compensation expense over the requisite service period in the post-acquisition period as the payment is subject to the employee's continued employment with the Company. The Company has recognized $8.4 million in compensation cost from the Apollo Acquisition Date, of which $2.6 million in compensation cost was recognized in research and development expense in the condensed consolidated statement of operations for the nine months ended September 30, 2022. During the third quarter of 2022, the agreement was amended to remove the performance conditions and the Company paid $1.7 million to fulfill the Company’s remaining obligation under the Cash Earnout as of September 30, 2022. The remaining accrued liability of $1.9 million was written off as of September 30, 2022, since the total eligible compensation under the Cash Earnout was fully paid.

In addition, the Company awarded 1,047,115 Performance Stock Units ("PSUs") to employees of Apollo that joined Astra, subject to certain performance-based milestones, as amended, and other vesting provisions. The PSUs are accounted for as compensation expense over the requisite service period in the post-acquisition period as the vesting of PSUs is subject to time-based and performance-based vesting conditions. During the third quarter of 2022, the performance stock award agreements were amended to remove the performance-based milestone as a vesting condition. The PSUs now are only subject to vesting based on the applicable employees’ years of service. See Note 14 — Stock-Based Compensation for additional information.

The Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, based on the fair values as of the acquisition date. We have completed the valuation as of March 31, 2022. The excess purchase price over those fair values is recorded as goodwill. The valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. The final purchase consideration allocation is presented in the following table.

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

There were $2.8 million and $3.5 million of revenues recorded during the three and nine months ended September 30, 2022, respectively, related to Apollo. It was impracticable to determine the effect on net income attributable to Apollo as the Company had integrated a substantial portion of Apollo into its ongoing operations during the year.

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Apollo had been acquired as of the beginning of fiscal year 2020. The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition including transaction costs and amortization of intangible assets. Transactions costs of approximately $4.4 million are assumed to have occurred on January 1, 2020 and are recognized as if incurred in the first quarter of 2020. Of these transaction costs, $0.4 million are incurred by Apollo and $4.0 million are incurred by the Company. Intangible assets are assumed to be recognized at their assigned fair values as of the pro forma close date of January 1, 2020 and are amortized over their estimated useful lives. The amortization expenses were $0.8 million and $2.5 million for the three and nine months ended September 30, 2021, respectively. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2020 or of the results of our future operations of the combined business.

in thousands	For the Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2021
Pro forma net revenues	$—	$400
Pro forma net loss and net loss attributable to common stockholders	$(13,038)	$(207,789)

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

The Company incurred $25.5 million in transaction costs relating to the merger with Holicity, of which $23.3 million has been recorded against additional paid-in capital in the Condensed Consolidated Balance Sheets and the remaining amount of $2.2 million was recognized as general and administrative expenses on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. On the date of the Business Combination, the Company recorded a liability related to the Public and Private Placement Warrants of $56.8 million, with an offsetting entry to additional paid-in capital. In relation to the Public and Private Placement Warrants, the Company recognized a portion of pre-combination Astra’s capitalizable transaction costs relating to the merger with Holicity, using the relative fair value method, as general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

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

Note 4 — Supplemental Financial Information

Inventories

in thousands	As of September 30, 2022	As of December 31, 2021
Raw materials	$1,015	$5,775
Work in progress	4,159	941
Finished goods	—	959
Inventories	$5,174	$7,675

There were no inventory write-downs recorded during the three months ended September 30, 2022. There were $18.8 million of inventory write-downs recorded within cost of revenues during the nine months ended September 30, 2022, of which $10.2 million related to the discontinuance of production of the current version of its launch vehicle as the Company focuses on developing the new version of its launch system. There were no inventory write-downs recorded during the three and nine months ended September 30, 2021.

Property, Plant and Equipment, net

Presented in the table below are the major classes of property, plant and equipment:

in thousands	As of September 30, 2022	As of December 31, 2021
Construction in progress	$6,381	$39,246
Computer and software	6,501	3,092
Leasehold improvements	58,255	14,177
Research equipment	14,478	8,935
Production equipment	23,439	10,442
Furniture and fixtures	1,523	1,001
Total property, plant and equipment	110,577	76,893
Less: accumulated depreciation	(20,241)	(10,577)
Less: accumulated impairment charges	(70,288)	—
Property, plant and equipment, net	$20,048	$66,316

Depreciation expense amounted to $3.7 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense amounted to $9.7 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company recorded a non-cash impairment charge of $70.3 million primarily related to leasehold improvements, production equipment and research equipment of Launch Services in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. No impairment charges were recorded for the three and nine months ended September 30, 2021. See Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies, for discussion of triggers for impairment as of September 30, 2022.

Accrued Expenses and Other Current Liabilities

in thousands	As of September 30, 2022	As of December 31, 2021
Employee compensation and benefits	$5,882	$9,927
Contract liabilities, current portion	12,028	10,162
Construction in progress related accruals	1,072	3,726
Accrued expenses	5,280	3,464
Other (miscellaneous)	3,120	2,620
Accrued expenses and other current liabilities	$27,382	$29,899

Other Non-Current Liabilities

in thousands	As of September 30, 2022	As of December 31, 2021
Contract liabilities, net of current portion	6,013	149
Other (miscellaneous)	1,264	750
Other non-current liabilities	$7,277	$899

Other (Expense) Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2022	2021	2022	2021
Change in fair value of warrant liabilities	$—	$20,447	$—	$20,447
Gain on forgiveness of PPP note	—	4,850	—	4,850
Other (miscellaneous)	(25)	598	314	(120)
Other (expense) income, net	$(25)	$25,895	$314	$25,177

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)	Carrying Amount	Accumulated Impairment Charge	Net Book Value
Goodwill	$58,251	$(58,251)	$—

The Company recorded a pre-tax impairment charge of $58.3 million for the three and nine months ended September 30, 2022, respectively, fully impairing its goodwill balance. There was no impairment charge for the three and nine months ended September 30, 2021. See Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies for discussion of events triggering the goodwill impairment test.

Intangible Assets

in thousands	Gross Carrying Amount	Accumulated Impairment Charge	Accumulated Amortization	Net Book Value
As of September 30, 2022:
Definite-lived intangible assets
Developed technology	$12,100	$(2,191)	$(2,521)	$7,388
Customer contracts and related relationship	2,900	(517)	(1,208)	1,175
Order backlog	200	—	(200)	—
Trade names	150	(27)	(94)	29
Intangible assets subject to amortization	15,350	(2,734)	(4,023)	8,593
Indefinite-lived intangible assets
Trademarks	4,200	(2,094)	—	2,106
Total	$19,550	$(4,828)	$(4,023)	$10,699

The Company recorded a pre-tax impairment charge of $4.8 million for the three and nine months ended September 30, 2022, respectively. There was no impairment charge for the three and nine months ended September 30, 2021. See Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies for discussion of events triggering the impairment assessment of definite-lived and indefinite-lived intangible assets.

in thousands	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2021:
Definite-lived intangible assets
Developed technology	$12,100	$(1,008)	$11,092
Customer contracts and related relationship	2,900	(483)	2,417
Order backlog	200	(100)	100
Trade names	150	(38)	112
Intangible assets subject to amortization	15,350	(1,629)	13,721
Indefinite-lived intangible assets
Trademarks	4,200	—	4,200
Total	$19,550	$(1,629)	$17,921

Based on the amount of intangible assets as of September 30, 2022, the expected amortization expense for each of the next five years and thereafter is as follows:

in thousands	Expected Amortization Expense
2022 (remainder)	$567
2023	2,247
2024	1,891
2025	1,555
2026	1,555
Thereafter	778
Total Intangible assets subject to amortization	$8,593

Note 6 — Long-Term Debt

There is no short-term and long-term debt outstanding as of September 30, 2022 and December 31, 2021, respectively. In connection with the Business Combination, all outstanding debt with the exception of the Paycheck Protection Program note was paid on June 30, 2021. Refer to Note – 3 Acquisitions. In August 2021, the Company's application for forgiveness of the Paycheck Protection Program note was approved in the full amount of the outstanding principal balance and accrued interest.

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

The October 2019 Convertible Notes were settled based on negotiated terms between the Company and the note holders as the Series C Financing did not meet the definition of Next Equity Financing for the October 2019 Convertible Notes. The Company assessed the economics of the settlement of the October 2019 Convertible Notes and concluded that it should be treated as a privately negotiated debt redemption/settlement transaction where debt extinguishment accounting should be applied. Therefore, the Company derecognized the net carrying amount, including any unamortized debt discount, of the October 2019 Convertible Notes of $42.6 million and recognized the Series C convertible preferred stock issued specifically to settle the October 2019 Convertible Notes at fair value as the reacquisition consideration. Accrued and unpaid interest of $0.6 million was settled and not paid in cash and therefore it was included in calculating the extinguishment loss. The difference between the net carrying amount of the October 2019 Convertible Notes, plus accrued and unpaid interest, and the reacquisition consideration was recorded as a loss on extinguishment in the condensed consolidated statement of operations for the nine months ended September 30, 2021.

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

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and nine months ended September 30, 2022, the Company recognized no provision for income taxes consistent with the losses incurred and the valuation allowance against the deferred tax assets. For the three and nine months ended September 30, 2021, the Company recognized a tax benefit of $0.4 million primarily due to the change in the realizability of certain U.S. deferred tax assets as a result of the Apollo Fusion Inc. acquisition.

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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements. The Company will continue to monitor for additional guidance related to the Act.

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

The operating lease costs were $1.0 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. The operating lease costs were $1.9 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022 and 2021, the Company did not have material short-term leases.

The weighted average remaining lease term was 4.93 years and 6.68 years as of September 30, 2022 and December 31, 2021, respectively. The weighted average discount rate was 8.21% as of September 30, 2022 and 7.34% as of December 31, 2021.

Cash flows arising from lease transactions for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	For the Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2022	2021	2022	2021
Cash paid for amounts included in the measurements of lease liabilities — operating cash flows	$(893)	$(484)	$(1,834)	$(1,254)
Right-of-use assets obtained in exchange for operating leases liabilities	$6,949	$—	$7,200	$—

Future minimum lease payments under non-cancellable leases in effect as of September 30, 2022 are as follows (in thousands):

Operating Leases
2022 (remainder)	$1,010
2023	4,069
2024	3,941
2025	3,233
2026	2,075
Thereafter	3,705
Total future undiscounted minimum lease payments	$18,033
Less: imputed interest	3,156
Total reported lease liability	$14,877

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$17,349	$—	$—	$17,349
Marketable securities
US Treasury securities	15,746	—	—	15,746
Corporate debt securities	—	14,406	—	14,406
Commercial paper	—	48,253	—	48,253
Asset backed securities	—	4,531	—	4,531
Total financial assets	$33,095	$67,190	$—	$100,285
Liabilities:
Contingent consideration	$—	$—	$42,950	$42,950
Total financial liabilities	$—	$—	$42,950	$42,950

	As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$100,000	$—	$—	$100,000
Total financial assets	$100,000	$—	$—	$100,000
Liabilities:
Contingent consideration	$—	$—	$13,700	$13,700
Total financial liabilities	$—	$—	$13,700	$13,700

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments:

in thousands	Contingent Consideration
Fair value as of December 31, 2021	$13,700
Loss on change in fair value of contingent consideration included in other income (expense), net	29,249
Fair value as of September 30, 2022	$42,949

The fair value of the contingent consideration related to the Apollo acquisition is classified as Level 3 financial instruments. To determine the fair value of the contingent consideration, the Company used a Monte Carlo simulation model. The Monte Carlo simulation considered assumptions including revenue volatilities, risk free rates, discount rates and additional revenue discount rate. Additionally, other key assumptions included forecasted revenues from new customers and probability of achieving it. The following table sets forth the range of inputs for the significant assumptions utilized to determine the fair value of contingent consideration as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Risk-free interest rate	4.08%	0.56%
Expected revenue volatility	19.0%	20.0%
Revenue discount rate	9.00%	5.50%
Discount rate	4.80%	3.25%

The Company began investing in available-for-sale marketable securities in the first quarter of 2022. These marketable securities are classified as short term investments on the condensed consolidated balance sheets. The following is a summary of available-for-sale marketable securities as of September 30, 2022 (in thousands):

	As of September 30, 2022
Description	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$15,798	$(52)	$15,746
Corporate debt securities	14,528	(122)	14,406
Commercial paper	48,253	-	48,253
Asset backed securities	4,559	(28)	4,531
Total available-for-sale marketable securities	$83,138	$(202)	$82,936

The following table presents the breakdown of the available-for-sale marketable securities in an unrealized loss position as of September 30, 2022 (in thousands).

	September 30, 2022
	Fair Value	Gross Unrealized Loss
U.S. Treasury securities
Less than 12 months	$15,746	$52
Total	$15,746	$52

Corporate debt securities
Less than 12 months	$14,406	$122
Total	$14,406	$122

Commercial paper
Less than 12 months	$48,253	$-
Total	$48,253	$-

Asset backed securities
Less than 12 months	$4,531	$28
Total	$4,531	$28

The Company does not believe these available-for-sale marketable securities to be other-than-temporarily impaired as of September 30, 2022. There was a realized loss of $0 and $0.1 million on available-for-sale marketable securities during the three and nine months ended September 30, 2022.

	As of September 30, 2022
in thousands	Amortized Cost	Fair Value
Due in 1 year or less	$83,138	$82,936

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

On February 9, 2022, a putative class action was filed in the United States District Court for the Eastern District of New York styled Artery v. Astra Space, Inc. et al., Case No. 1:22-cv-00737 (E.D.N.Y.) (the “Artery Action”). The complaint alleges that the Company and certain of its current and former officers violated provisions of the Securities Exchange Act of 1934 with respect to certain statements concerning the Company's capabilities and business prospects. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company's securities between February 2, 2021 and December 29, 2021. On March 23, 2022, a second putative class action was filed in the United States District Court for the Eastern District of New York styled Riley v. Astra Space, Inc., et al., Case No. 1:22-cv-01591 (E.D.N.Y.) (the “Riley Action,” with the Artery Action, the “Securities Actions”). The Riley Action alleges the same claims, based upon similar facts, against the same defendants, and seeks the same damages. The Company expects that the two cases will be consolidated into a single action. Defendants intend to move to dismiss once an amended complaint is filed. The co-lead plaintiffs have requested an extension to file their amended complaint for which the Court has not yet issued a decision. The Company believes that the Securities Actions are without merit and intends to defend them vigorously. Due to the early stage of the cases, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

On March 8, 2022, a stockholder derivative suit was filed in the United States District Court for the State of Delaware styled Meyer, et al., v. Kemp, et al., Case No. 22-cv-00308 (D. Del.). The complaint asserts claims against the current members of the Company's board of directors and certain of its current and former officers, for breach of their fiduciary duty, waste, unjust enrichment, and contribution under the Securities Exchange Act of 1934, based upon the conduct alleged in the Artery Action. The plaintiffs seek monetary damages in favor of the Company in an unstated amount, reformation of the Company’s corporate governance and internal procedures, restitution including a disgorgement of any compensation, profits or other benefits achieved, and reimbursement of the plaintiffs’ reasonable fees and costs, including attorney's fees. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined. On July 8, 2022, the plaintiffs voluntarily dismissed this suit. The dismissal was without prejudice to plaintiffs’ right to re-file the lawsuit in the Court of Chancery of the State of Delaware.

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

Purchase Commitments

In order to reduce manufacturing lead times and to have access to an adequate supply of components, the Company enters into agreements with certain suppliers to procure component inventory based on the Company's production needs. A significant portion of the Company's purchase commitments arising from these agreements consist of firm and non-cancelable commitments. As of September 30, 2022, we had purchase commitments aggregating $39.0 million for which the Company was or will become obligated to make payments within 12 months to 60 months from the execution date of the agreements. Of these, there are agreements containing an aggregate of $32.1 million in early termination penalties. For example, one of the supply agreement penalties includes payment of 50% of the remaining purchase commitment at any point during the contract term. In another agreement, the Company may terminate the supply agreement by paying the balance on the remaining purchase commitment only after the first anniversary of the commencement date. If the agreement is terminated before the first anniversary, the Company has to pay the entire contract amount of $9.6 million.

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

Note 13 — Stockholders’ Equity

Common and Preferred Stock

As of September 30, 2022, the Company had authorized a total of 466,000,000 shares of stock, consisting of (i) 400,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), (ii) 65,000,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). As of September 30, 2022, the Company had 211,824,567 and 55,539,188 shares of Class A and Class B common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of September 30, 2022.

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

Common Stock Purchase Agreement

On August 2, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley. Pursuant to the Purchase Agreement, the Company will have the right to sell to B. Riley up to the lesser of (i) $100,000,000 of newly issued shares (the “Shares”) of the Class A Common Stock, and (ii) 53,059,650 Shares of Class A Common Stock, which number of shares is equal to 19.99% of the sum of Class A Common Stock and Class B common stock issued and outstanding immediately prior to the execution of the Purchase Agreement (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. However, the Purchase Agreement prohibits the Company from issuing or selling any shares of Class A Common Stock to B. Riley if such a sale, when aggregated with all other shares of Class A Common Stock then beneficially owned by B. Riley and its affiliates, would result in B. Riley beneficially owning more than 4.99% of the outstanding shares of Class A Common Stock.

Sales of the Shares pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company over the 24-month period from the date of initial satisfaction of the conditions to B. Riley set forth in the Purchase Agreement, including that a registration statement registering the resale by B. Riley of the Class A Common Stock under the Securities Act that may be sold to B. Riley by the Company under the Purchase Agreement is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus relating thereto is filed with the SEC. Actual sales of Shares to B. Riley under the Purchase Agreement will depend on a variety of factors to be determined by the Company including, among other things, market conditions, the trading price of the Class A Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The purchase price of the Class A Common Stock that the Company may sell to B. Riley pursuant to the Purchase Agreement will be 97% of the average of the volume weighted average price of the Company’s Class A Common Stock as calculated per the terms set forth in the Purchase Agreement. The net proceeds from sales, if any, under the Purchase Agreement, will depend on the frequency and prices at which the Company sells the Shares of Class A Common Stock. To the extent the Company sells the Shares of Class A Common Stock under the Purchase Agreement, the Company currently plans to use any proceeds for working capital and general corporate purposes.

The right to sell Shares under the Common Stock Purchase Agreement is classified as a financial instrument and is measured at fair value. The fair value of the financial instrument at execution date and as of September 30, 2022 was not significant. Upon execution of the Purchase Agreement, the Company issued 359,098 shares of Class A Common Stock to B. Riley as consideration for its irrevocable commitment to purchase shares of our Class A Common Stock from time to time.

For the three and nine months ended September 30, 2022, no shares were sold to B. Riley. The Company recognized $0.6 million of issuance costs related to the Purchase Agreement within “General and administrative” expenses.

As of September 30, 2022, the Company is in compliance with the terms and conditions of the Purchase Agreement and the remaining availability under the Purchase Agreement was $100 million, subject to certain limitations described above.

Note 14 — Stock-based Compensation

Stock-based incentive awards are provided to employees under the terms of various Astra equity incentive plans.

2021 Omnibus Incentive Plan

In June 2021, the Board of Directors approved the 2021 Omnibus Incentive Plan (the “2021 Plan”), which reserved 36.8 million shares of Class A common stock for issuance for awards in accordance with the terms of the 2021 Plan. On January 1, 2022, pursuant to the terms of the 2021 Plan, the number of shares of Class A common stock available for issuance under the 2021 Plan increased by 13.1 million. Similarly, the share reserve increases on January 1 of each year from 2023 to 2031 by the lesser of (i) 5% of the sum of number of shares of (x) Class A common stock and (y) Class B common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A common stock as determined by the Board. On June 1, 2022, the shareholders of the Company approved the amendment of 2021 Plan to increase the Class A common stock available for issuance under the 2021 plan by 6 million. The purpose of the 2021 Plan is to advance the Company’s interests by providing for the grant to employees, directors, consultants and advisors of stock and stock-based awards. As of September 30, 2022, 16.8 million shares remain available for issuance under the plan.

2021 Employee Stock Purchase Plan

In June 2021, the Board of Directors approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) to reserve 5.0 million shares of Class A common stock for issuance for awards in accordance with the terms of the ESPP. On January 1, 2022, pursuant to the terms of the 2021 ESPP, the number of shares of Class A common stock available for issuance under the 2021 ESPP increased by 2.6 million. Similarly, the number of shares of Class A common stock reserved for issuance under the 2021 ESPP will ultimately increase on January 1 of each year from 2023 to 2031 by the lesser of (i) 1% of the sum of number of shares of Class A common stock and Class B common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A common stock as determined by the Board. The purpose of the 2021 ESPP is to enable eligible employees to use payroll deductions to purchase shares of Class A common stock and thereby acquire an interest in the company. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of the Company's stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. 0.5 million shares were issued under the Employee Stock Purchase Plan during the nine months ended September 30, 2022. As of September 30, 2022, 7.2 million shares remain available for issuance under the 2021 ESPP. As of September 30, 2022, the Company had $1.1 million of unrecognized stock-based compensation expense related to the 2021 ESPP. This cost is expected to be recognized over a weighted-average period of 0.93 years.

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

In connection with the Business Combination, the Company assumed the 2016 Plan upon closing. Each outstanding and unexercised option (“Astra Option”) was converted, at the exchange ratio established in the BCA, into an option (“New Astra Option”) to acquire shares of the Company’s Class A common stock with the same terms and conditions as applicable to the Astra Option immediately prior to the Business Combination. As of September 30, 2022, there were no shares available for issuance under the plan.

The following table summarizes stock-based compensation expense that the Company recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
in thousands	2022	2021	2022	2021
Cost of revenues	$109	$—	$806	$—
Research and development	5,565	1,334	17,133	4,638
Sales and marketing	1,562	15	4,559	70
General and administrative	6,512	1,339	21,082	15,757
Stock-based compensation expense	$13,748	$2,688	$43,580	$20,465

On November 22, 2021, under the 2021 Plan, the Company's compensation committee issued 1,047,115 PSUs to the employees of Apollo who joined Astra. PSUs are subject to certain performance-based and service-based vesting conditions and would vest over four years with 25% of awards vesting on July 1, 2022, and the remaining 75% vesting quarterly over the remaining 12 quarters beginning on November 15, 2022, only for the portion of PSUs that is eligible to become vested which will be determined based upon timely satisfaction of performance conditions. The number of PSUs vested is determined by multiplying the total number of PSUs granted by the percentage of milestones achieved and by the percentage of PSUs that satisfy the time-based vesting condition on such time-vesting date.

Certain performance conditions for PSUs are subjective and the number of PSUs related to these performance conditions did not meet the criteria for the grant date. Accordingly, 523,557 PSUs and 52,355 PSUs related to the performance conditions that are not subjective were considered granted as of November 22, 2021 and January 21, 2022, respectively.

In July 2022, the PSU agreements were amended to remove the performance-based vesting conditions and only retain the time-based vesting condition. Therefore, the Company recognized $0.3 million and $1.5 million compensation costs related to PSUs for the three and nine months ended September 30, 2022, respectively, to reflect the PSUs that satisfied the time-based vesting condition on the time-vesting dates.

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

These PSOs also require the volume weighted average share price for a period of thirty trading days meet share price thresholds of $15.00, $20.00, $30.00, $40.00 and $50.00 following the achievement of the first milestone, second milestone, third milestone, fourth milestone and fifth milestone, respectively, before a milestone will be deemed achieved. After each milestone is achieved, 20% of the PSOs will vest on the vesting date immediately following the date at which the price thresholds are met. For this purpose, a "vesting date" is February 15, May 15, August 15 and November 15 of any applicable year. The milestones must be achieved over a period of approximately five years, with the earliest vesting date of November 15, 2022, and the last vesting date no later than November 15, 2026, if all vesting conditions are met. No unvested portion of the PSOs shall vest after November 15, 2026. As of September 30, 2022, the Company assessed the probability of success for the five milestones mentioned above and determined that it is probable that the Company will achieve Milestone A and Milestone B within the requisite period. Therefore, the Company recognized $5.2 million and $14.2 million compensation costs related to PSOs for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had unrecognized stock-based compensation expense of $32.8 million for the milestones that were not considered probable of achievement.

In April 2021, the Board of Directors approved the acceleration of the vesting of 1,900,000 pre-combination Astra stock options issued to two executive officers: Kelyn Brannon and Martin Attiq, on December 27, 2020. The Company recognized the remaining stock-based compensation expense of $7.2 million on its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

In February 2021, the Board of Directors approved the acceleration in vesting of 206,250 pre-combination Astra stock options that were issued to one employee on May 15, 2020. The remaining unvested options were fully vested upon acceleration. The Company recorded a $1.4 million stock-based compensation expense related to the modification for the three months ended March 31, 2021.

As of September 30, 2022, the Company had $103.9 million of unrecognized stock-based compensation expense related to all of the Company's stock-based awards. This cost is expected to be recognized over a weighted-average period of 3.0 years.

Secondary Sales

In April 2021, four executive officers, Chris Kemp, CEO, Adam London, CTO, Kelyn Brannon, Chief Financial Officer (“CFO”), and Martin Attiq, Chief Business Officer (“CBO”), entered into stock purchase agreements with new investors to sell 2,534,793, 865,560, 1,500,000 and 400,000 shares, respectively, of Class A common stock of pre-combination Astra, at a purchase price per share of $5.66 (“April 2021 Secondary Sales”). No additional stock-based compensation expense was recognized for the three and nine months ended September 30, 2021 as the purchase price was below fair market value of Class A common stock of pre-combination Astra at the time of the sales.

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

Stock Options Awards

The following is a summary of stock option activity for the nine months ended September 30, 2022:

	No. of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2021	20,326,384	$7.52	9.4	$22,782,654
Granted	1,242,027	4.85
Exercised	(620,145)	0.45
Forfeited	(267,189)	1.18
Expired	(5,067)	6.75
Outstanding – September 30, 2022	20,676,010	$7.61	8.7	$414,014

Unvested – September 30, 2022	520,648	$8.37	8.86	$124,254
Exercisable – September 30, 2022	20,155,362	$3.83	7.6	$289,760

The Company uses the Black-Scholes option pricing-model to calculate the grant date fair value of time-based options. The following table summarizes the assumptions used in estimating the fair value of options granted in the nine months ended September 30, 2022:

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
(4)
The Company has assumed a dividend yield of zero as it has no plans to declare dividends in the foreseeable future.

Restricted Stock Units Awards

The following is a summary of restricted stock units for the nine months ended September 30, 2022:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Outstanding – December 31, 2021	10,678,818	$9.20
Granted	13,760,707	2.51
Vested	(2,737,757)	8.40
Forfeited	(2,941,954)	7.18
Outstanding – September 30, 2022	18,759,814	$4.73

Total fair value as of the respective vesting dates of restricted stock units vested for the nine months ended September 30, 2022 was approximately $6.5 million. As of September 30, 2022, the aggregate intrinsic value of unvested restricted stock units was $11.7 million.

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

The following tables set forth the computation of basic and diluted loss for the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2022 and 2021:

	For The Three Months Ended September 30,
	2022		2021
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(157,592)	$(41,522)	$(12,697)	$(3,551)
Basic weighted average common shares outstanding	210,788,116	55,539,188	201,080,003	56,239,188
Dilutive weighted average common shares outstanding	210,788,116	55,539,188	201,080,003	56,239,188
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(0.75)	$(0.75)	$(0.06)	$(0.06)

	For The Nine Months Ended September 30,
	2022		2021
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(290,145)	$(76,985)	$(126,985)	$(79,532)
Adjustment to redemption value on Convertible Preferred Stock	—	—	(622,098)	(389,628)
Net loss attributed to common stockholders	$(290,145)	$(76,985)	$(749,083)	$(469,160)
Basic weighted average common shares outstanding	209,317,361	55,539,188	79,784,524	49,970,071
Dilutive weighted average common shares outstanding	209,317,361	55,539,188	79,784,524	49,970,071
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(1.39)	$(1.39)	$(9.39)	$(9.39)

There were no preferred dividends declared or accumulated as of September 30, 2022. The following Class A securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	As of September 30,
	2022	2021
	Class A Common	Class A Common
Stock options	7,139,177	20,752,943
RSUs	18,759,814	9,352,100
Convertible Preferred Stock	—	—
Warrants	—	15,333,309
Total	25,898,991	45,438,352

The Class A securities excluded in the computation of diluted shares outstanding were the same for the three and nine months ending September 30, 2022 and September 30, 2021 There were no Class B securities that were excluded in the computation of diluted shares outstanding for the three and nine months ending September 30, 2022 and September 30, 2021.

Note 16 — Segment Information

The Company reports segment information based on a “management” approach to reflect the operating segments for which the Company’s Chief Executive Officer, as the Chief Operating Decision Maker (“CODM”), makes decisions and assesses performance. Prior to the current reporting period, the Company had a single operating and reportable segment. Following commencement of revenue-generating activities for Space Products (as defined below) during the third quarter of fiscal year 2022, the Company restructured the management, operations, and periodic management and internal reporting packages to address the shift in strategy. As a result of these changes, the Company determined that its reportable segments had changed and that beginning in the current reporting period the Company has two operating and reportable segments: Launch Services and Space Products. The Company recast prior period information related to the change in segments, however, there were no revenues or cost of revenues associated to these segments in the prior year.

Launch services segment provides launch services to satellite operators and governments in partnership with third-party spaceport providers globally, including complementary services that are not part of the Company's fixed pricing.

Space Products consist of designing and providing space products based on the customers' needs for a successful satellite launch and other products that the Company may sell in the future.

The accounting policies of the various segments are the same as those described in Note 2.

The following table shows revenue by reportable segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues:
Launch services	$—	$—	$5,899	$—
Space products	2,777	—	3,471	—
Total revenues:	$2,777	$—	$9,370	$—

Cost of revenues:
Launch services	—	—	28,193	—
Space products	1,071	—	1,337	—
Total cost of revenues:	$1,071	$—	$29,530	$—

Gross profit (loss):
Launch services	-	—	(22,294)	—
Space products	1,706	—	2,134	—
Total gross profit (loss):	$1,706	$—	$(20,160)	$—

The Company evaluates the performance of its reportable segments based on segment gross profit. Segment gross profit is segment revenue less segment cost of revenue. Unallocated expenses include operating expenses related to research and development, selling and marketing and general and administrative expenses as they are not considered when management evaluates segment performance.

The following table reconciles segment gross profit to loss before income taxes for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Gross profit (loss)	$1,706	$—	$(20,160)	$—
Research and development	32,821	21,724	111,546	44,159
Selling and marketing	4,052	1,090	13,452	2,229
General and administrative	19,222	19,730	60,816	50,712
Impairment expense	75,116	—	75,116	—
Goodwill impairment	58,251	—	58,251	—
Loss on change in fair value of contingent consideration	11,949	—	29,249	—
Interest (income) expense, net	(616)	(18)	(1,146)	1,194
Other expense (income), net	25	(25,895)	(314)	(25,177)
Loss on extinguishment of convertible notes	—	—	—	131,908
Loss on extinguishment of convertible notes attributable to related parties	—	—	—	1,875
Loss before taxes	$(199,114)	$(16,631)	$(367,130)	$(206,900)

The Company does not evaluate performance or allocate resources based on reporting segment’s total assets or operating expenses, and therefore such information is not presented.

All of the Company’s long-lived assets are located in the United States. The Company is subject to International Traffic in Arms Regulations (“ITAR”) and generates all of its revenue in the United States.

For the three and nine months ended September 30, 2022, one customer accounted for 100% and 37% of the Company’s total revenues, which pertained to the revenues within the Space Products segment. In addition, a second customer accounted for 59% of the Company's total revenues for the nine months ended September 30, 2022, which pertained to the revenues within the Launch Services segment. The Company did not generate revenue in the three and nine months ended September 30, 2021.

Note 17 — Related Party Transactions

Cue Health, Inc.

In August 2021, the Company entered into a six-month subscription arrangement with Cue Health Inc. for the purchase of COVID-19 test readers and the related test cartridges. Under Cue Health Inc.’s standard subscription arrangement, the Company receives a twenty percent (20%) discount on each Cue Reader and fourteen percent (14%) discount on each test cartridge. Mr. Stanford, a member of the Board and the Company’s Lead Director, serves on the board of directors of Cue Health Inc. Funds affiliated with ACME Capital collectively beneficially own 10.4% of the outstanding common stock of Cue Health Inc. Mr. Stanford was not involved in the negotiation of the Company’s arrangement with Cue Health Inc. The Company conducted its independent evaluation of Cue’s services and determined in its sole judgment Cue’s product and services were the best option for the Company to ensure it could maintain a safe and productive work environment. The Company made purchases of $0.2 million and $0.8 million during the three and nine months ended September 30, 2022. In September 2022, the Company and Cue Health Inc. entered an amendment to the purchase agreement for a last time buy of test cartridges, with the agreement expected to be terminated in the fourth quarter of 2022. No such purchases were made during the three and nine months ended September 30, 2021.

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

Note 18 — Subsequent Events

NASDAQ Deficiency Notice

On October 6, 2022, the Company received a deficiency notice from NASDAQ that it was not in compliance with Rule 5450(a)(1) of the listing requirements because its per share closing bid price has been below $1.00 for the last thirty consecutive business days. This notice has no immediate effect on the listing of the Company's Class A common stock. NASDAQ’s notice stated that if, at any time before April 4, 2023, the per share closing bid price of the Company's Class A common stock is at least $1.00 for a minimum of ten consecutive business days, NASDAQ’s staff will provide the Company written notice that it complies with the Minimum Bid Price Requirement.

The Company intends to monitor the per share closing bid price of its Class A common stock and consider available options if its Class A common stock does not trade at a level likely to result in the Company regaining compliance with Minimum Bid Price Requirement by April 4, 2023.

If the Company does not regain compliance with the Minimum Bid Price Requirement by April 4, 2023, Astra may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would need to, among other things, meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for NASDAQ, with the exception of the Minimum Bid Price Requirement, and provide written notice to NASDAQ that it intends to cure the deficiency during the second compliance period.

If NASDAQ concludes that the Company will not be able to cure the deficiency during the second compliance period, or the Company does not make the required representations, then NASDAQ will give notice that the Company's Class A common stock is subject to delisting and the Company will be able to appeal that delisting before a NASDAQ hearings panel.

Headcount Reduction

On November 8, 2022, the Company announced a reduction in force affecting approximately 16% of its existing employees, with such employees’ last day being November 9, 2022. Affected employees were paid (i) salary and benefits continuation through January 8, 2023, and (ii) were also offered an additional one month of base salary and the employer portion of benefits premium, along with outplacement services, as severance benefits, in exchange for a release of claims. The Company expects to see savings from this reduction in existing headcount during the first quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Astra Space, Inc. should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, as updated by factors disclosed in the section titled "Risk Factors" in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022 and in this Quarterly Report on Form 10-Q. Certain amounts may not foot due to rounding. Unless the context otherwise requires, all references in this section to “the Company” “Astra,” “us,” “our” or “we” refer to Astra Space, Inc. after the closing of the Business Combination on June 30, 2021, and Astra Space Operations, Inc., formerly known as Astra Space, Inc., prior to the Business Combination.

Overview

Our mission is to launch a new generation of launch services and space products to Improve Life on Earth from Space®. These services and products are enabled by new constellations of small satellites in Low Earth Orbit (“LEO”), which have rapidly become smaller, cheaper, and many times more numerous than legacy satellites. Launch vehicles, however, have not evolved in the same way — most rockets remain focused on serving legacy satellites and human spaceflight missions and we aim to provide the world’s first mass-produced orbital launch system. We manage our business and report our financial results in two segments: Launch Services and Space Products.

Launch Services

In July 2022, we decided to focus on the development and production of the next version of our launch system, which we unveiled at our inaugural SpaceTech Day on May 12, 2022. As a result, we have discontinued the production of launch vehicles supported by our current launch system and do not plan to conduct any further commercial launches in 2022. As part of the development cycle for our new launch system, we expect to conduct test launches of our new launch system in the later part of 2023, and at this time, do not expect that we will be able to conduct paid commercial launches until 2024 using this new launch system. Whether and when we will be able to conduct paid commercial launches in 2024 will depend in part upon the success of these test launches.

Our new launch system is intended to support launch vehicles that will serve a market focused on populating mega constellations. We have designed this launch system to support more payload capacity, greater reliability, and a more frequent launch cadence, which we believe will allow us to offer our customers more dependable services. We have begun discussions with customers for whom we agreed to launch payloads on our Rocket 3 series launch vehicles (aka launch system 1.0) and the shift of those flights to our Rocket 4 series (aka Launch System 2).

Space Products

We have also been focusing on the growth of our space products business with sales of our Astra Spacecraft EngineTM. The Astra Spacecraft Engine is a propulsion engine that assists satellites in achieving and maintaining targeted orbits. Including 14 units in Apollo Fusion’s backlog on July 1, 2021, we have received cumulative committed orders for 214 Astra Spacecraft EnginesTM as of September 30, 2022, an increase of 107.8% compared to June 30, 2022, and 237 Astra Spacecraft Engines™ as of November 2, 2022, an increase of 130% compared to June 30, 2022. We have also completed the delivery of two full programs of our Astra Spacecraft Engines™.

Segments

As discussed in Note 16 – Segments Information to our consolidated financial statements included in Part I, Item 1 of this form 10-Q, our reportable segments changed during the three and nine months ended September 30, 2022. The segment reporting for prior periods has been reclassified to conform to the current period presentation; however, there were no revenues or cost of revenues associated to these segments in the prior period.

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company previously had one operating and reportable segment. Following the realignment, the Company now has the following two operating and reportable segments: (i) Launch Services and (ii) Space Products. In conjunction with the realignment of our management and internal reporting in the third quarter of 2022, the Company reclassified assets and liabilities, as well as goodwill, to the reporting units.

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

Key Factors Affecting Our Results and Prospects

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from better known and well-capitalized companies, the risk of actual or perceived safety issues and their consequences for our reputation, the potential delisting of our Class A common stock from the NASDAQ Global Select Market, our ability to operate as a going concern and the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 31, 2022, as updated by factors disclosed in the section titled "Risk Factors" in this Quarterly Report on Form 10-Q and in our Quarterly Report for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022. We believe the factors discussed below are key to our success.

Commencing and Expanding Commercial Operations

We commenced paid commercial launch services in 2022, with our launch on February 10, 2022, of launch vehicle LV0008. We have made substantial progress towards demonstrating a monthly launch production capability during the first three quarters of 2022, with a goal of reaching an even more frequent launch production capability in the future with our new Launch System 2. As a result, we have decided to focus on the development of our new launch system and thus, have discontinued the production of launch vehicles supported by our current launch system. When we refer to a “commercial launch,” we mean a launch conducted under an FAA commercial launch license.

We also commenced delivery of space products during the second quarter of 2022. We expect the volume of delivery of our space products would increase in the future as we continue to fulfill our obligations under existing space products contracts and enter into contracts with potential new customers. In late July 2022, the Company entered into a lease agreement for approximately 60,000 square feet of manufacturing facility in Sunnyvale, California having a lease term of 36 months. This new lease facility will enable expansion of our space products production and development capacity, thermal testing capacity.

Lowering Manufacturing Costs and Increasing Payloads

We aim to be a cost-efficient dedicated orbital launch system provider. We plan to increase the maximum payload capacity of our launch vehicle to meet customer needs and demands through a process of iterative development and improvement. We have made significant investment in our manufacturing facility located in Alameda, California. Please see risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 31, 2022, as updated by factors disclosed in the section titled "Risk Factors" in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022, for factors that could affect our ability to realize benefits from the investment in our manufacturing facility.

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

Expand Our Space Services Offerings

As of September 30, 2022, we were in the preliminary stages of developing our space services offering, but have since decided to put these development efforts on hold as we focus on our primary objectives of developing our new Launch System 2 and the production and delivery of our Astra Spacecraft Engines™. As a result, we do not expect to generate any revenue and are planning to reduce our investments in our space services offerings for the remainder of 2022 and in 2023. We continue to explore opportunities to develop or partner in the development of our space services offering as it remains a significant part of our long-term business strategy. Once developed, we would expect our space services offering to include providing modular configurable satellite buses for customers, leveraging both in-house and partner-provided subsystem components and in-house design and integration services, as well as operational support of satellites on orbit, to turn-key provision of entire constellations, offering "concept to constellation" in months instead of years. Specifically, we would expect our space services to encompass all aspects of hosted satellite and constellation services, including hosting customer payloads onto our satellites, and delivering services, such as communication services. These services are expected to allow customers to focus on developing innovative payloads rather than having to design or develop complete satellite buses or satellites or constellations, which we will provide, along with ancillary services that are likely to include telemetry, tracking and control ("TT&C"), communications, processing, as well as software development and maintenance.

Impairment of long-lived assets, indefinite-lived intangible assets and goodwill

As of the third quarter of fiscal year 2022, the Company determined that impairment indicators were present based on the existence of substantial doubt about the Company’s ability to continue as a going concern, a sustained decrease in the Company’s share price and macroeconomic factors. As a result, we performed quantitative impairment testing and recorded a total impairment charge of $133.4 million for the three and nine months ended September 30, 2022. The total impairment charge reflects a $58.3 million charge in goodwill, $2.1 million charge in indefinite-lived intangible assets and $73 million in long-lived assets of Launch Services related to property, plant and equipment. For further information, refer to Note 1 - Description of Business, Basis of Presentation and Significant Accounting Policies, Note 4 – Supplemental Financial Information, and Note 5 – Goodwill and Intangible Assets to our condensed consolidated financial statements included in Part I, Item 1 of this form 10-Q.

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

We also commenced delivery of space products to our customers during the three and nine months ended September 30, 2022. As we are in the very early stages of developing our space services offering and have decided to put these development activities on hold for the near future, we do not expect to generate revenues by delivering space services to our customers at this time.

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
•
our ability to maintain rights from third parties for intellectual properties critical to research and development activities; and
•
our ability to continue funding and maintaining our current research and development activities.

A change in the outcome of any of these variables could delay the development of our launch systems and space products, which in turn could impact the timing of commercialization of our offerings.

As we are developing and building our launch services, we have expensed all research and development costs associated with developing and building our launch services offering. We expect that our research and development expenses will increase in the short-term as we invest in improving and further reducing the costs of our launch system.

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and personnel-related expenses (including stock-based compensation expense) for our business development team as well as advertising and marketing expenses. We expect to increase our sales and marketing activities in order to grow our customer base and increase market share in the future.

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

Except as outlined below, there were no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2022 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report on Form 10-K.

Goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are not subject to amortization. We perform an annual impairment review of goodwill and indefinite-lived intangible assets during the fourth fiscal quarter of each year, and more frequently if we believe that indicators of impairment exist. We compare the fair value of our reporting unit to the respective carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.

We believe that estimating for goodwill and indefinite-lived intangible assets requires significant judgments that are based on several factors including operating results and market conditions. We estimate fair value through various valuation methods, including the use of discounted expected future cash flows of each reporting unit, as well as the use of the relief-from-royalty method to estimate the fair value of our indefinite-lived intangible asset. During the third quarter of fiscal year 2022, we reorganized our reporting structure and determined to perform an interim quantitative impairment test. As a result, for the nine months ended September 30, 2022, we recognized impairment losses related to goodwill and indefinite-lived intangible assets of $58.3 million and $2.1 million, respectively.

Long-lived assets

Long-lived assets are primarily comprised of property, plant, and equipment and definite-lived intangible assets. We evaluate long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgement, that the carrying amount of such assets may not be recoverable. Long-lived asset recoverability is measured by comparing the carrying amount of the asset group with its estimated future undiscounted pre-tax cash flows over the remaining life of the primary long-lived asset of the asset group. If the carrying amount exceeds the estimated future undiscounted cash flows as part of the recoverability assessment, an impairment charge is recognized equal to the difference between the carrying amount and fair value of the asset group. The impairment charge is allocated to the underlying long-lived assets in the asset group on a relative carrying amount basis; however, carrying amount after allocated impairment is subject to a floor of fair value on an individual asset basis.

We believe the accounting estimates used in the long-lived asset impairment assessment are critical accounting estimates because of the judgment required in identifying indicators of impairment, determining asset groups, assessing future undiscounted cash flows of the asset groups, and as applicable, evaluating the fair value of the determined asset groups as well as the underlying long-lived assets, once indicators of impairment have been identified. As a result of the reorganization, together with a sustained decrease in the Company’s share price, existence of substantial doubt about the Company’s ability to continue as a going concern, and macroeconomic factors we determined that triggers were present indicating long lived assets may not be recoverable. For the nine months ended September 30, 2022, we concluded that indicators of impairment were present and recorded a non-cash impairment charge on long-lived assets of $70.3 million related to property, plant, and equipment and $2.7 million related to definite-lived intangible assets.

Results of Operations

Comparison of the Three and Nine months ended September 30, 2022 and 2021

	For The Three Months Ended September 30,		Period over period change		For The Nine Months Ended September 30,		Period over period change
(in thousands, except percentages)	2022	2021	($)	(%)	2022	2021	($)	(%)
Revenues:
Launch services	$—	$—	—	n.m.	$5,899	$—	$5,899	n.m.
Space products	2,777	—	2,777	n.m.	3,471	—	3,471	n.m.
Total revenues	2,777	—	2,777	—	9,370	—	9,370	—

Cost of revenues:
Launch services	—	—	—	n.m.	28,193	—	28,193	n.m.
Space products	1,071	—	1,071	n.m.	1,337	—	1,337	n.m.
Total cost of revenues	1,071	—	1,071	—	29,530	—	29,530	—

Gross profit (loss):
Launch services	—	—	—	n.m.	(22,294)	—	(22,294)	n.m.
Space products	1,706	—	1,706	n.m.	2,134	—	2,134	n.m.
Total gross profit (loss)	1,706	—	1,706	—	(20,160)	—	(20,160)	—

____________

n.m. = not meaningful.

Revenues

Revenues were $2.7 million for the three months ended September 30, 2022. All of which was related to space products. We commenced delivery of space products to our customers during the three months ended September 30, 2022. No revenues were recognized during the three months ended September 30, 2021.

Revenues were $9.4 million for the nine months ended September 30, 2022 of which $5.9 million related to launch services and $3.4 million related to space products. We commenced paid commercial launch services and delivery of space products during the nine months ended September 30, 2022. We launched launch vehicles LV0008, LV0009 and LV0010 on February 10, 2022, March 15, 2022 and June 12, 2022, respectively, all of which were paid launches. The orbital launch of LV0009 conducted on March 15, 2022, represents our first paid delivery of customer payloads into Earth orbit. No revenues were recognized for the nine months ended September 30, 2021. We do not anticipate any revenues related to our launch services business in 2023 as we work to develop and test the next version of our launch system: Launch System 2.

Cost of Revenues

Cost of revenues were $1.1 million for the three months ended September 30, 2022 which was driven by the cost of space products. The cost of space products does not reflect the actual gross margins as certain inventory values were recorded at net realizable value. No cost of revenues were recognized for the three months ended September 30, 2021.

Cost of revenues were $29.5 million for the nine months ended September 30, 2022 which was primarily driven by recording of $18.8 million of inventory write-downs and $6.9 million of cost of launch services and space products. The $18.8 million of inventory write-downs was driven by $10.2 million related to the discontinuance of launch vehicles supported by our current launch system, $5.5 million related to the net realizable value write-downs and $3.1 million of other write-downs. The cost of launch services does not reflect the actual gross margins as certain inventory values were recorded at net realizable value. In the first nine months of 2022, we conducted our first paid commercial launch and have not yet achieved economies of scale in our manufacturing processes. We also decided to stop paid commercial launches for the remainder of 2022 so that we can focus on developing our new launch system. As a result, we will continue to incur negative gross margins for the remainder of 2022. No cost of revenues were recognized for the nine months ended September 30, 2021.

	For The Three Months Ended September 30,		Period over period change		For The Nine Months Ended September 30,		Period over period change
(in thousands, except percentages)	2022	2021	($)	(%)	2022	2021	($)	(%)
Operating expenses:
Research and development	32,821	21,724	11,097	1	111,546	44,159	67,387	2
Sales and marketing	4,052	1,090	2,962	272	13,452	2,229	11,223	503
General and administrative	19,222	19,730	(508)	(3)	60,816	50,712	10,104	20
Impairment expense	75,116	—	75,116	n.m.	75,116	—	75,116	n.m.
Goodwill impairment	58,251	—	58,251	n.m.	58,251	—	58,251	n.m.
Loss on change in fair value of contingent consideration	11,949	—	11,949	n.m.	29,249	—	29,249	n.m.
Total operating expenses	201,411	42,544	158,867	373	348,430	97,100	251,330	259
Operating loss	(199,705)	(42,544)	(157,161)	(373)	(368,590)	(97,100)	(271,490)	280
Interest (expense) income, net	616	18	598	3,322	1,146	(1,194)	2,340	(196)
Other income (expense), net	(25)	25,895	(25,920)	(100)	314	25,177	(24,863)	(99)
Loss on extinguishment of convertible notes	—	—	—	n.m.	—	(131,908)	131,908	n.m.
Loss on extinguishment of convertible notes attributable to related parties	—	—	—	n.m.	—	(1,875)	1,875	n.m.
Loss before taxes	(199,114)	(16,631)	(182,483)	1,097	(367,130)	(206,900)	(160,230)	77
Income tax (benefit) expense	-	(383)	383	n.m.	-	(383)	383	n.m.
Net loss	$(199,114)	$(16,248)	$(182,866)	1,125	$(367,130)	$(206,517)	(160,613)	78
Adjustment to redemption value on Convertible Preferred Stock	—	—	—	n.m.	—	(1,011,726)	1,011,726	n.m.
Net loss attributable to common stockholders	$(199,114)	$(16,248)	$(182,866)	1125%	$(367,130)	$(1,218,243)	$851,113	(70)
____________

n.m. = not meaningful.

Research and Development

Research and development costs were $32.8 million for the three months ended September 30, 2022, compared to $21.7 million for the three months ended September 30, 2021. The $11.1 million increase mainly reflected a $4.3 million increase in stock-based compensation expense, a $2.3 million increase in depreciation and amortization expense, a $2.3 million increase in third party consulting and recruitment costs offset by a $1.2 million decrease in technology licensed and software subscription licenses related expenses with the remainder due to changes in other research and development expenses. These increases were to support our product roadmap and launch services.

Research and development costs were $111.5 million for the nine months ended September 30, 2022, compared to $44.2 million for the nine months ended September 30, 2021. The $67.4 million increase mainly reflected a $24.5 million increase in personnel-related costs due to headcount increases in research and development departments, a $9.7 million increase in research and development materials expense, a $13.3 million increase in stock-based compensation expense, a $7.8 million increase in third party consulting and recruitment costs, a $6.7 million increase in depreciation and amortization expense and a $0.7 million increase in technology licensed and software subscription licenses related expenses with the remainder due to changes in other research and development expenses. These increases were to support our product roadmap and launch services.

Sales and Marketing

Sales and marketing expenses were $4.1 million for the three months ended September 30, 2022, compared to $1.1 million for the three months ended September 30, 2021. The $3.0 million increase mainly reflected a $1.5 million in stock-based compensation expense, $1.3 million increase in personnel-related costs, with the remainder due to changes in other sales and marketing expenses. These increases were to support business development and marketing activities.

Sales and marketing expenses were $13.5 million for the nine months ended September 30, 2022, compared to $2.2 million for the nine months ended September 30, 2021. The $11.2 million increase mainly reflected a $4.7 million increase in personnel-related costs, a $4.5 million in stock-based compensation expense and a $0.8 million increase in depreciation expense with the remainder due to changes in other sales and marketing expenses. These increases were to support business development and marketing activities.

General and Administrative

General and administrative expenses were $19.2 million for the three months ended September 30, 2022, compared to $19.7 million for the three months ended September 30, 2021. The $0.5 million decrease was primarily due to a $5.7 million decrease in insurance related expenses, $4.3 million decrease from transaction costs incurred and expensed by the Company in relation to the Business Combination, offset by a $5.1 million decrease in stock-based compensation expense, a $1.6 million increase in third party consulting and recruitment costs, $0.7 million increase in employee costs due to increased headcount, $0.3 million increase in accounting, audit and legal related fees which is partially with the remainder due to changes in facilities costs, IT equipment fees, and other services.

General and administrative expenses were $60.8 million for the nine months ended September 30, 2022, compared to $50.7 million for the nine months ended September 30, 2021. The $10.1 million increase was primarily due to a $11.1 million increase in employee costs due to increased headcount, a $5.3 million increase in stock-based compensation expense, a $4.0 million increase in accounting, audit and legal related fees, a $1.6 million increase in third party consulting and recruitment costs offset by $8.0 million decrease from transaction costs incurred and expensed by the Company in relation to the Business Combination, $2.0 million decrease in insurance related expenses with the remainder due to changes in facilities costs, IT equipment fees, and other services.

Impairment Expense

Impairment expense was $75.1 million for the three and nine months ended September 30, 2022 and was triggered by the existence of substantial doubt about the Company’s ability to continue as a going concern, a sustained decrease in the Company’s share price and macroeconomic factors. The impairment expense reflects charges of $70.3 million in property, plant and equipment, $2.7 million in definite-lived intangible assets, and $2.1 million in indefinite-lived intangible assets. No impairment charges were recorded for the three and nine months ended September 30, 2021.

Goodwill Impairment

Goodwill impairment was $58.3 million for the three and nine months ended September 30, 2022 and was triggered by the existence of substantial doubt about the Company’s ability to continue as a going concern, a sustained decrease in the Company’s share price and other macroeconomic factors. The expense reflects the full impairment of the Company’s goodwill balance. No goodwill impairment was recorded for the three and nine months ended September 30, 2021.

Loss on Change in Fair Value of Contingent Consideration

Loss on change in fair value of contingent consideration of $11.9 million and $29.2 million for the three and nine months ended September 30, 2022, respectively, was due to higher revenues forecasted in estimating the fair value of contingent consideration. No loss on change in fair value of contingent consideration was recorded for the three and nine months ended September 30, 2021.

Interest (Expense) Income, Net

Interest income was $0.6 million for the three months ended September 30, 2022, compared to interest expense of less than $0.1 million for the three months ended September 30, 2021. The $0.6 million increase in interest (expense) income, net was primarily due to the settlement of outstanding debt during the year ended December 31, 2021. Therefore, we did not incur any interest expense during the period and an increase of $0.4 million in interest income related during the three months ended September 30, 2022.

Interest income was $1.1 million for the nine months ended September 30, 2022, compared to interest expense of $1.2 million for the nine months ended September 30, 2021. The $1.7 million increase in interest (expense) income, net was primarily due to the settlement of outstanding debt during the year ended December 31, 2021. Therefore, we did not incur any interest expense during the period and an increase of $0.8 million in interest income related to investment in marketable securities during the nine months ended September 30, 2022.

Other Income (Expense), Net

Other expense, net was less than $0.1 million for the three months ended September 30, 2022, compared to other income, net of $25.9 million for the three months ended September 30, 2021. The $26.0 million decrease in other income was primarily due to $20.4 million in income from change in fair value of warrant liability, $4.9 million in income from a gain on forgiveness of PPP Note and $0.6 million in income from government research and development contracts for the three months ended September 30, 2021.

Other income, net was $0.3 million for the nine months ended September 30, 2022, compared to other income, net of $25.2 million for the three months ended September 30, 2021. The $24.9 million decrease in other income was primarily due to $20.4 million in income from change in fair value of warrant liability, $4.9 million in income from a gain on forgiveness of PPP Note and $0.6 million in income from government research and development contracts for the nine months ended September 30, 2021 offset by $0.8 million due to a nonrecurring payment to one of our investors for the nine months ended September 30, 2021.

Loss on Extinguishment of Convertible Notes

No loss on extinguishment of convertible notes was recorded for the three months ended September 30, 2022 and 2021.

No loss on extinguishment of convertible notes was recorded for the nine months ended September 30, 2022. Loss on extinguishment of convertible notes of $131.9 million was recorded for the nine months ended September 30, 2021 due to the settlement of convertible notes on January 28, 2021.

Loss on Extinguishment of Convertible Notes Attributable to Related Parties

No loss on extinguishment of convertible notes attributable to related parties was recorded for the three months ended September 30, 2022 and 2021.

No loss on extinguishment of convertible notes attributable to related parties was recorded for the nine months ended September 30, 2022. Loss on extinguishment of convertible notes attributable to related parties of $1.9 million was recorded for the nine months ended September 30, 2021 due to the settlement of convertible notes attributable to related parties on January 28, 2021.

Income Tax (Benefit) Expense

We did not incur income tax expense for the three and nine months ended September 30, 2022.

We recorded an income tax benefit of $0.4 million as the result of Apollo acquisition for the three months and nine months ended September 30, 2021.

Adjustment to redemption value on Convertible Preferred Stock

No adjustment to redemption value on convertible preferred stock was recorded for the three months ended September 30, 2022.

No adjustment to redemption value on convertible preferred stock was recorded for the nine months ended September 30, 2022. Adjustment to redemption value on Convertible Preferred Stock of $1,011.7 million for the nine months ended September 30, 2021 was recorded due to the re-measurement of Convertible Preferred Stock to its redemption value due to the likelihood of a redemption event becoming probable.

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

Given our current liquidity position and historical operating losses, we believe there is substantial doubt that we can continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. See Part II, Item 1A “Risk Factors” for information about the risks related to our ability to continue operating as a going concern.

We have, however, prepared the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q on a going concern basis, assuming that our financial resources will be sufficient to meet our capital needs over the next twelve months. Accordingly, our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of September 30, 2022, our existing sources of liquidity included cash and cash equivalents of $67.6 million and marketable securities of $82.9 million. We have a limited history of operations and have incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $1,775.5 million as of September 30, 2022. We expect to continue to incur operating losses due to the investments we intend to make in its business, including the development of our products and services, although we expect those losses to be offset by revenues recognized through the delivery of our space products in 2023. Management remains focused on managing its cash expenditures, including but not limited to, reducing its capital expenditures, consulting services and re-focusing its hiring efforts. In addition, Management continues to evaluate opportunities to strengthen our financial position, including through the issuance of additional equity securities or by entering into new financing arrangements, as appropriate. The Company believes that it has limited cash resources at the current level to fund commercial scale production and sale of its services and products. However, if we are able to obtain additional financing and assuming our plans to manage capital expenditures are effective, including savings expected to be realized from our approximately 16% reduction in existing headcount implemented on November 8, 2022 (of which there can be no assurance), we would expect that our existing sources of liquidity will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of filing this Quarterly Report on Form 10-Q. The Company’s current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, in addition to its other liquidity needs associated with its capital expenditures, and other investing requirements and the Company is actively evaluating other sources of liquidity to further support its long-term business operations. For additional information regarding our cash requirements from contractual obligations and lease obligations, see Note 11 — Commitments and Contingencies and Note 9 — Leases in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Committed Equity Purchases

On August 2, 2022, we entered into an $100 million Class A common stock purchase agreement with B. Riley to support working capital and other general corporate needs. Under the terms of this agreement, we have the right, without obligation, to sell and issue up to $100 million of our Class A common stock over a period of 24 months to B. Riley at the Company’s sole discretion, subject to certain limitations and conditions. See Note 13 — Stockholders' Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.

Summary Statement of Cash Flows for the Nine Months Ended September 30, 2022 and 2021

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	For The Nine Months Ended September 30,		Period over period change
(in thousands)	2022	2021	$	%
Net cash used in operating activities	$(134,615)	$(79,576)	$(55,039)	69%
Net cash used in investing activities	(124,088)	(41,280)	(82,808)	201
Net cash provided by financing activities	1,304	488,897	(487,593)	(100)
Net increase (decrease) in cash and cash equivalents	$(257,399)	$368,041	$(625,440)	(170)%

Cash Flows used in Operating Activities

Our cash flows from operating activities are significantly affected by our cash expenditures to support the growth of our business in areas such as research and development and general and administrative and working capital. Our operating cash inflows include cash from milestone billing under certain space products and launch services contracts. These cash inflows are offset by our payments to suppliers for production materials and parts used in our manufacturing process as we ramp up our production for space products, payments to our employees and other operating expenses.

For the nine months ended September 30, 2022, net cash used in operating activities was $134.6 million. The primary factors affecting the Company’s operating cash flows during the period were a net loss of $367.1 million. This is offset by non-cash charges including stock-based compensation expense of $43.6 million, inventory reserves including write-offs and net realizable value write-downs of $18.8 million, loss on change in fair value of contingent consideration of $29.2 million, depreciation and amortization expense of $12.1 million and non-cash lease expense of $1.4 million. Changes in operating working capital items is mainly due to decrease in inventories of $15.5 million, trade accounts receivable of $3.1 million, accrued expense and other current liabilities of $2.1 million, other non-current assets of $1.3 million, and lease liabilities of $1.2 million. Changes in operating working capital items was partially offset by an increase in other non-current liabilities of $10.4 million, prepaid and other current assets of $3.8 million and accounts payable of $3.0 million.

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

Cash Flows used in Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $124.1 million, which was comprised mainly of purchases of marketable securities of $136.4 million, purchases of property, plant and equipment of $40.0 million mainly related to the construction of our manufacturing facility at our corporate headquarters in Alameda, California, and acquisition of an indefinite-lived intangible trademark asset of $0.9 million. This was partially offset by maturities of marketable securities of $47.3 million and proceeds from sales of marketable securities of $6.0 million.

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

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities amounted to $1.3 million and consisted primarily of $1.3 million of proceeds from the sale of shares of the Company’s Class A common stock and issuance of shares of Class A common stock under equity plans.

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

Commitments and Contractual Obligations

We are a party to operating leases primarily for land and buildings (e.g., office buildings, manufacturing and testing facilities and spaceport) and certain equipment (e.g., copiers) under non-cancellable operating leases. The following table summarizes our lease commitments as of September 30, 2022:

Minimum Lease Commitment
(in thousands)
2022 (remainder)	$1,010
2023	4,069
2024	3,941
2025	3,233
2026	2,075
Thereafter	3,705
Total future undiscounted minimum lease payments	$18,033
Less: Imputed Interest	3,156
Total reported lease liability	$14,877

On July 28, 2022, the Company entered into a lease agreement for approximately 60,000 square feet of manufacturing facility in Sunnyvale, California having a lease term of 36 months with an option to extend for a period of an additional 36 months. The undiscounted base rent payments for the first year of this lease is approximately $1.8 million with a 4% increase in base rent for each subsequent year. In addition to base rent, the Company will be responsible for the management fee of 5% of the base rent. In lieu of a cash security deposit, the Company is required to provide the landlord an irrevocable letter of credit in the amount of $0.3 million. This new lease facility is expected to enable expansion of space product production and development capacity, thermal testing capacity. The Company is finalizing the build-out of this facility and is targeting the completion of that building during the first quarter of 2023.

In order to reduce manufacturing lead times and to have access to an adequate supply of components, we enter into agreements with certain suppliers to procure component inventory based on our production needs. A significant portion of our purchase commitments arising from these agreements consist of firm and non-cancelable commitments. As of September 30, 2022, we had purchase commitments aggregating $39.0 million for which we were or will become obligated to make payments within 12 months to 60 months from the execution date of the agreements. Of these, there are agreements containing an aggregate of $32.1 million in early termination penalties. For example, one of the supply agreement penalties includes payment of 50% of the remaining purchase commitment at any point during the contract term. In another agreement, we may terminate the supply agreement by paying the balance on the remaining purchase commitment only after the first anniversary of the commencement date. If this agreement is terminated before the first anniversary of the commencement date, we have to pay the entire contract amount of $9.6 million.

Apart from the aforementioned leases and purchase commitments, we do not have any other material contractual obligations, commitments or contingent obligations.

Compliance with the Continued Listing Standards of the NASDAQ Global Select Market (“NASDAQ”)

On October 6, 2022, the Company received a deficiency notice from NASDAQ that it was not in compliance with Rule 5450(a)(1) of the listing requirements because its per share closing bid price has been below $1.00 for the last thirty consecutive business days. This notice has no immediate effect on the listing of the Company’s Class A common stock. Pursuant to Rule 5810(c)(3)(A), the Company has 180 calendar days, or until April 4, 2023, to regain compliance with the minimum bid price requirement set forth in Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).

Nasdaq’s notice stated that if, at any time before April 4, 2023, the per share closing bid price of Astra’s Class A common stock is at least $1.00 for a minimum of ten consecutive business days, NASDAQ’s staff will provide the Company written notice that it complies with the Minimum Bid Price Requirement.

The Company intends to monitor the per share closing bid price of its Class A common stock and consider available options if its Class A common stock does not trade at a level likely to result in the Company regaining compliance with Minimum Bid Price Requirement by April 4, 2023.

If the Company does not regain compliance with the Minimum Bid Price Requirement by April 4, 2023, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, Astra would need to, among other things, meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for NASDAQ, with the exception of the Minimum Bid Price Requirement, and provide written notice to Nasdaq that it intends to cure the deficiency during the second compliance period.

If Nasdaq concludes that the Company will not be able to cure the deficiency during the second compliance period, or the Company does not make the required representations, then NASDAQ will give notice that the Company’s Class A common stock is subject to delisting and the Company will be able to appeal that delisting before a NASDAQ hearings panel.

There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement or that it will otherwise remain in compliance with the other listing requirements for NASDAQ. The Company had previously failed to comply with Nasdaq’s requirement that its quarterly and annual reports be timely filed when its annual report on Form 10-K for the year ended December 31, 2022, was filed late as a result of the change in the Company’s filer status. The Company promptly notified Nasdaq when it became aware that its filer status had changed and its Form 10-K would be late. Please also see Risk Factors in Part II, Item 1A of this quarterly report on Form 10-Q for more information about risks associated with the Company’s failure to remain in compliance with the continuing listing standards of NASDAQ.

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

Interest Rate Risk

As of September 30, 2022, we had $17.3 million of cash equivalents invested in money market funds and $82.9 million invested in marketable securities, which consisted of U.S. Treasury securities, corporate debt securities, commercial paper and asset backed securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. There was no material interest rate risk for the nine months ended September 30, 2022 and year ended December 31, 2021.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in raw material and overhead costs, could impair our operating results. Although there has been a significant increase in inflation recently, it has not had a substantial impact on our results of operations for the three and nine months ended September 30, 2022, respectively. However, a higher rate of inflation in the future may have an adverse effect on our ability to recover increasing costs and we might not be able to pass along cost increases to our customers.

Foreign Currency Risk

There was no material foreign currency risk for the three and nine months ended September 30, 2022 and year ended December 31, 2021. Our activities to date have been limited and were conducted in the United States.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses and Remediation Plan

As previously disclosed, we have identified material weaknesses in our internal control over financial reporting and these material weaknesses continued to exist as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, material weaknesses identified are:

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

Our management, including our Chief Executive Officer and Chief Financial Officer continue to work to design and implement both a short- term and a long-term remediation plan to correct the material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as updated below. We are focused on, designing and implementing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. These remediation measures include, but are not limited to:

•
We continue to take actions to improve our IT general controls by implementing:
o
Program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately,

o
Segregation of duties controls, including key functions within our business processes, where appropriate and resolving segregation of duties conflicts at the administrative level
o
Period-end financial reporting controls, and journal entry controls including the deployment of a new ERP system implementation for finance and procurement processes.
•
We are in the process of formally documenting accounting policies and procedures complying with applicable financial reporting standards.
•
We are implementing comprehensive controls over the preparation and review of journal entries, establishing additional controls to verify transactions are properly classified in the financial statements.
•
We are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards for complex transactions and instruments as well as the hiring of additional experienced internal resources. We plan to provide enhanced access to accounting literature, research materials, and documents as well as increased communication with third party consultants and specialists with whom we consult regarding the application of accounting standards over complex transactions and instruments to supplement our internal resources.
•
We are in the process of enhancing our implementation of all of the components of the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) that includes the enhancement of our Sarbanes-Oxley program, an overall Company-wide risk assessment process and selecting and developing control activities to contribute to the mitigation of risks and support achievement of objectives facilitated by Internal Audit. In addition, the Company is in the process of evaluating the assignment of responsibilities, internal and external, associated with the performance of internal controls over financial reporting and will consider hiring additional resources, contracting external resources, or providing additional training to existing resources as appropriate.

As we continue our evaluation and assess the effectiveness of our internal control over financial reporting going forward, management may modify the actions described above or identify and take additional measures to address control deficiencies. While we prioritize achieving the effectiveness of our internal control over financial reporting and disclosure controls, until our remediation efforts, including any additional measures management identifies as necessary, are completed, validated and tested over a sustained period, the material weaknesses described above will continue to exist and management will not be able to conclude that it is remediated. We are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In the third quarter of 2022, we completed deployment of a new ERP system implementation for finance and procurement processes. As a result of the ERP system implementation, in the third quarter of 2022 certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment associated with the ERP system. While management believes that this new system will enhance its internal control over financial reporting, there are inherent risks in implementing any new system, and we will continue to evaluate and monitor these control changes as part of our assessment of the control design and effectiveness throughout 2022.

There have been no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11 - Commitments and Contingencies, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

Except for the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 31, 2022, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022, and investors are encouraged to review these risk factors prior to making an investment in the Company and in conjunction with their review of this Quarterly Report on Form 10-Q.

Summary of Risk Factors

A summary of the material risks affecting our business, operations and financial results that have been included in this Quarterly Report on Form 10-Q include the following:

•
Our losses from operations and liquidity condition raise substantial doubt about our ability to continue as a going concern. As a result, there is significant risk in the investment in shares of our Class A common stock and you may lose all or part of your investment.
•
Our failure to meet the continued listing requirements of Nasdaq Global Select Market could result in a delisting of our Class A common stock and, if our Class A common stock is delisted, it could have a negative effect on the price of our Class A common stock and would likely impair your ability to sell or purchase our Class A common stock.
•
We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel or are unable to find and integrate appropriate replacements for employees who choose to leave the Company (including in our finance function where we have had significant recent turnover), we may not be able to successfully implement our business strategy and our results of operation and ability to execute on our growth strategy will be materially affected.
•
We use social media as part of our marketing strategy and to provide information to our investors and the general public about our products and services, including the stages of development of our rocket and launch system. If we do not appropriately manage the content, timing and delivery of our communications through these social media channels and the content that others, including our employees, post regarding our business, products and services, our reputation could be damaged or we could be subject to regulatory or other violations, all of which could have a material adverse effect on our business operations.

Risks Related to our Business Operations

Our losses from operations and liquidity condition raise substantial doubt about our ability to continue as a going concern. As a result, there is significant risk in the investment in shares of our Class A common stock and you may lose all or part of your investment.

As of September 30, 2022, we had cash and cash equivalents of $67.6 million and marketable securities of $82.9 million, and have not generated sufficient revenues to enable us to finance our business operations internally. We have incurred significant losses since our inception and had an accumulated deficit of $1,776 million as of September 30, 2022 and we expect to continue to incur net losses into the future. These conditions raise substantial doubt about our ability to continue as a going concern during the next twelve months. Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations and find additional sources of funding through either equity offerings, debt financings, or a combination of any such transactions.

To extend our financial runway, we continue to seek and evaluate opportunities to raise additional capital through the issuance of equity or debt securities. As an example, on August 2, 2022, the Company entered into a Common Stock Purchase Agreement with B. Riley Principal Capital II LLC ("B. Riley"), which would allow the Company to sell newly issued shares of its Class A Common Stock to B. Riley in aggregate amount not to exceed $100.0 million or 19.99% of the aggregate outstanding Class A and Class B Common Stock of the Company as of August 2, 2022. In addition, on November 8, 2022, we implemented a reduction of approximately 16% of our existing headcount. We are exploring other plans to mitigate an expected shortfall of capital to support future operations including raising additional funds through borrowings or additional sales of securities or other sources, and managing our working capital. However, there is no assurance that savings we expect as a result of our headcount reduction will be realized or additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us or whether or when we will become profitable and generate positive operating cash flow. If we are unable to raise substantial additional capital, our operations and production plans may be scaled back or curtailed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, there is substantial doubt that we will be able to continue as a going concern. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in us.

We currently fail to satisfy certain continued listing requirements of the NASDAQ Global Select Market, have failed to satisfy certain of these requirements in the past and could fail to satisfy those requirements again in the future, which could negatively affect the market price of our Class A common stock, our liquidity and our ability to raise capital. Our failure to meet the continued listing requirements of Nasdaq Global Select Market could result in a delisting of our Class A common stock.

Currently, our common stock trades on the NASDAQ Global Select Market. On October 6, 2022, we received a deficiency notice from NASDAQ that we were not in compliance with Rule 5450(a)(1) of the listing requirements (the “Minimum Bid Price Requirement”) because our per share closing bid price has been below $1.00 for the last thirty consecutive business days. As of the date of this quarterly report, our per share closing bid price remains below $1.00. While this notice had no immediate effect on the listing of the Company’s Class A common stock, if we are unable to regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with the other listing standards for NASDAQ, it could resulting the delisting of our Class A common stock from Nasdaq, which could have a material impact on your ability to sell shares of our Class A common stock.

Pursuant to Rule 5810(c)(3)(A), we have 180 calendar days, or until April 4, 2023, to regain compliance with the Minimum Bid Price Requirement. NASDAQ’s notice stated that if, at any time before April 4, 2023, the per share closing bid price of Astra’s Class A common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq’s staff will provide us written notice that it complies with the Minimum Bid Price Requirement.

While we intend to monitor the per share closing bid price of our Class A common stock and consider available options, including a reverse stock split, if our Class A common stock does not trade at a level likely to result in us regaining compliance with Minimum Bid Price Requirement by April 4, 2023, we cannot be certain that those available options, including a reverse stock split, would be sufficient to increase the closing per share price of our Class A common stock to more than $1.00 or prevent it from dropping below $1.00 at some point in the future.

If we do not regain compliance with the Minimum Bid Price Requirement by April 4, 2023, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to, among other things, meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for NASDAQ, with the exception of the Minimum Bid Price Requirement, and provide written notice to NASDAQ that it intends to cure the deficiency during the second compliance period. There is no guarantee that we will regain compliance with the Minimum Bid Price Requirement, that we will maintain compliance with other NASDAQ listing standards, or that we will be eligible for a second compliance period. We have previously failed to comply with listing standards as a result of our late filing of our annual report on Form 10-K for the year ended December 31, 2021 and there can be no assurance that we will not violate other NASDAQ listing standards in the future.

If Nasdaq concludes that we will not be able to cure the deficiency during the second compliance period, or we do not make the required representations, then NASDAQ will give notice that our Class A common stock is subject to delisting and we will be able to appeal that delisting before a NASDAQ hearings panel. Such a delisting would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again or improve the liquidity of our Class A common stock.

If we are delisted from Nasdaq, but obtain a substitute listing for our Class A common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on NASDAQ. You may not be able to sell your shares of Class A common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our Class A common stock is delisted from NASDAQ, the value and liquidity of our Class A common stock would likely be significantly adversely affected. A delisting of our common stock from NASDAQ could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel or are unable to find and integrate appropriate replacements for employees who choose to leave the Company (including in our finance function where we have had significant recent turnover), we may not be able to successfully implement our business strategy and our results of operation and ability to execute on our growth strategy will be affected.

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

Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future.. Further, any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability. The loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could have a material adverse effect on our business, financial condition and results of operations.

Further, in the last six months, we have experienced turnover in critical leadership positions in our finance team, including the chief financial officer, the corporate controller and the director of SEC reporting. If we are unable to retain and successfully integrate their replacements, as well as retain the remaining members of our finance team, it could have a material adverse impact on our business and the reliability of our financial statements. Over the same period, we have also experienced turnover in other areas of our business, particularly related to engineering and operations. Similarly, if we are unable to integrate their replacements or retain other critical members of these functions, our ability to execute on our growth strategy and develop Launch System 2 and the production and delivery of our space products will be materially impeded.

We are unsure how the news of our headcount reduction will impact our retention efforts for those employees who are not affected (the “retained employees”). If any of the retained employees decide to leave the Company and we are unable to find and integrate qualified replacements for them, our business and future growth plans will be materially impacted.

We use social media as part of our marketing strategy and to provide information to our investors and the general public about our products and services, including the stages of development of our rocket and launch system. If we do not appropriately manage the content, timing and delivery of our communications through these social media channels and the content that others, including our employees, post regarding our business, products and services, our reputation could be damaged or we could be subject to regulatory or other violations, all of which could have a material adverse effect on our business operations.

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us, our employees or our customers to communicate about our products, services or business may cause us to be found in violation of applicable requirements. For example, due to text restrictions on certain social media platforms, information that we share on social media may not be qualified as forward-looking statements or could be viewed as not providing full and complete information about our business. Further, images we share through social media may not meet certain requirements under export regulations such as ITAR and EAR, despite our best efforts to review such material before it is submitted. As a result, we may be subject to enforcement actions from regulatory bodies related to our social media activities. Efforts we take to correct disclosures may be viewed negatively by our investors. In addition, adverse events with respect to our company, including launch failures, unapproved marketing or other unintended messages posted on social media could require an active response from us, which may not be completed in a timely manner and could result in reputational damage. Further, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our corporate policies or other legal or contractual requirements. This, may give rise to liability or lead to the loss of trade secrets or other intellectual property or disclosure of material non-public information. Furthermore, negative posts or comments about us or our products and services in social media could seriously damage our reputation, brand image and goodwill, which would have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Kelyn Brannon’s last day of employment with us is November 9, 2022. Axel Martinez, our current Executive Vice President of Finance, will be promoted to Chief Financial Officer effective November 10, 2022. Mr. Martinez will also serve as our principal financial officer and principal accounting officer.

Our financial arrangements with Ms. Brannon in connection with the transition of her employment and Mr. Martinez’ compensation were previously disclosed on a current report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2022, and have not changed.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
10.1*	Standard Industrial/Commercial Single Lessee Lease Net with SS (Oakmead) LLC dated July 28, 2022
10.2	Common Stock Purchase Agreement, dated August 2, 2022, between Astra Space, Inc. and B. Riley Principal Capital II, LLC.	8-K	001-39426	10.1	August 2, 2022
10.3	Registration Rights Agreement, dated August 2, 2022, between Astra Space, Inc. and B. Riley Principal Capital II, LLC.	8-K	001-39426	10.2	August 2, 2022
10.4	Employment Agreement with Axel Martinez dated September 27, 2022	8-K	001-39426	10.1	September 30, 2022
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astra Space, Inc.

Date: November 9, 2022	By:	/s/ Chris C. Kemp
Chris C. Kemp
Chief Executive Officer

Date: November 9, 2022	By:	/s/ Kelyn J. Brannon
Kelyn J. Brannon
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer