Form 10-K/A
period 2022-12-31
Astra Space, Inc.
filed 2023-03-31
CIK 1814329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Info:

Name – PricewaterhouseCoopers LLP

Location – San Francisco, California

PCAOB Number – 238

EXPLANATORY NOTE

Astra Space, Inc. (the “Company,” “we”, “us”, or “our”) is filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), filed with the U.S. Securities and Exchange Commission (“the Commission”) on March 30, 2023, solely to make the following correction: Julie Cullivan's name is corrected from "Julie Sullivan" to "Julie Cullivan." This Amendment does not otherwise amend or modify the Form 10-K.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)
The following were filed as part of the Annual Report on Form 10-K:
1.
Financial Statements

See Index to Financial Statements under Part II, Item 8 of the Annual Report on Form 10-K.

2.
Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.
Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Signature	Title	Date

/s/ Chris C. Kemp	Chief Executive Officer and Chairman of the Board	March 30, 2023
Chris C. Kemp	(Principal Executive Officer)

/s/ Axel Martinez	Chief Financial Officer	March 30, 2023
Axel Martinez	(Principal Financial and Accounting Officer)

/s/ Julie Cullivan	Director	March 30, 2023
Julie Cullivan

/s/ Michèle Flournoy	Director	March 30, 2023
Michèle Flournoy

/s/ Mike Lehman	Director	March 30, 2023
Mike Lehman

/s/ Adam London	Director	March 30, 2023
Adam London

/s/ Lisa Nelson	Director	March 30, 2023
Lisa Nelson

/s/ Scott Stanford	Director	March 30, 2023

Scott Stanford