Form 10-Q
period 2023-03-31
Astra Space, Inc.
filed 2023-05-15
CIK 1814329

mll

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-39426

ASTRA SPACE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1270303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 Skyhawk Street Alameda, CA	94501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 278-7217

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ASTR	The Nasdaq Capital Market

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

As of May 08, 2023 the registrant had 215,286,444 shares of Class A common stock, $0.0001 par value per share, outstanding and 55,539,188 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$16,805	$33,644
Marketable securities	45,944	69,173
Trade accounts receivable	6,798	5,327
Inventories	6,925	6,588
Prepaid and other current assets	12,437	11,050
Total current assets	88,909	125,782
Non-current assets:
Property, plant and equipment, net	26,432	24,271
Right-of-use asset	11,903	12,813
Intangible assets, net	9,565	10,132
Other non-current assets	1,872	1,701
Total assets	$138,681	$174,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,901	$1,799
Operating lease obligation, current portion	3,779	3,800
Contingent consideration	31,135	33,900
Accrued expenses and other current liabilities	42,761	42,043
Total current liabilities	84,576	81,542
Non-current liabilities:
Operating lease obligation, net of current portion	8,254	9,051
Other non-current liabilities	2,596	1,796
Total liabilities	95,426	92,389

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Founders convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 215,286,444 and 213,697,468 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	22	22
Class B common stock, $0.0001 par value; 65,000,000 shares authorized; 55,539,188 shares issued and outstanding as of both March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid in capital	1,907,982	1,902,213
Accumulated other comprehensive loss	(41)	(110)
Accumulated deficit	(1,864,714)	(1,819,821)
Total stockholders’ equity	43,255	82,310
Total liabilities and stockholders’ equity	$138,681	$174,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Launch services	$—	$3,911
Space products	—	—
Total revenues	—	3,911
Cost of revenues
Launch services	—	11,014
Space products	—	—
Total cost of revenues	—	11,014
Gross loss	—	(7,103)
Operating expenses:
Research and development	31,082	37,927
Sales and marketing	2,484	4,764
General and administrative	15,682	20,986
(Gain) Loss on change in fair value of contingent consideration	(2,765)	15,500
Total operating expenses	46,483	79,177
Operating loss	(46,483)	(86,280)
Interest income	1,330	174
Other income	260	393
Loss before taxes	(44,893)	(85,713)
Income tax provision	—	—
Net loss	$(44,893)	$(85,713)

Net loss per share:
Weighted average number of shares of Class A common stock outstanding – basic and diluted	214,706,779	208,112,630
Net loss per share of Class A common stock – basic and diluted	$(0.17)	$(0.33)
Weighted average number of shares of Class B common stock outstanding – basic and diluted	55,539,188	55,539,188
Net loss per share of Class B common stock – basic and diluted	$(0.17)	$(0.33)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(44,893)	$(85,713)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities	69	(155)
Total comprehensive loss	$(44,824)	$(85,868)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,2023
	Class A Common Stock		Class B Common Stock		Founders Preferred Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	213,697,468	$22	55,539,188	$6	—	$-	$1,902,213	$(110)	$(1,819,821)	$82,310
Stock-based compensation	—	—		—	—	—	5,328	—	—	5,328
Issuance of common stock under equity plans	1,588,976	—	—	—	—	—	441	—	—	441
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	—	—	(44,893)	(44,893)
Balance as of March 31, 2023	215,286,444	$22	55,539,188	$6	—	$—	$1,907,982	$(41)	$(1,864,714)	$43,255

	Three Months Ended March 31,2022
	Class A Common Stock		Class B Common Stock		Founders Preferred Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	207,451,107	$22	55,539,188	$6	—	$—	$1,844,875	$—	$(1,408,383)	$436,520
Stock-based compensation	—	—		—	—	—	17,041	—	—	17,041
Issuance of common stock under equity plans	1,159,383	—	—	—	—	—	793	—	—	793
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	—	—	—	—	(85,713)	(85,713)
Balance as of March 31, 2022	208,610,490	$22	55,539,188	$6	—	$—	$1,862,709	$(155)	$(1,494,096)	$368,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,893)	$(85,713)
Adjustments to reconcile net loss to cash flows used in operating activities
Stock-based compensation	5,328	17,041
Depreciation	778	1,960
Amortization of intangible assets	567	815
Inventory write-downs	—	5,500
Non-cash lease expense	910	352
Loss (Gain) on change in fair value of contingent consideration	(2,765)	15,500
Accretion (Amortization) of marketable securities purchased at a premium (discount)	(452)	67
Changes in operating assets and liabilities:
Trade accounts receivable	(1,471)	1,383
Inventories	(337)	(6,526)
Prepaid and other current assets	(1,387)	1,005
Other non-current assets	(171)	97
Accounts payable	7,043	125
Lease liabilities	(818)	(306)
Accrued expenses and other current liabilities	868	(72)
Other non-current liabilities	801	498
Net cash used in operating activities	$(35,999)	$(48,274)
Cash flows from investing activities:
Acquisition of trademark	—	(850)
Purchases of marketable securities	—	(93,891)
Proceeds from maturities of marketable securities	23,750	—
Purchases of property, plant and equipment	(5,031)	(20,942)
Net cash provided by (used in) investing activities	$18,719	$(115,683)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	434	79
Proceeds from Employee Stock Purchase Plans	7	392
Net cash provided by financing activities	$441	$471

Net decrease in cash and cash equivalents	$(16,839)	$(163,486)
Cash and cash equivalents at beginning of period	33,644	325,007
Cash and cash equivalents at end of period	$16,805	$161,521

Non-cash investing and financing activities:
Assets acquired included in accounts payable, accrued expenses and other current liabilities	1,262	3,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ASTRA SPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business

Astra Space, Inc. (the "Company") designs, tests, manufactures and operates the next generation of launch services and space products and services that it expects to enable a new generation of global communications, earth observation, precision weather monitoring, navigation, and surveillance capabilities. The Company's mission is to Improve Life on Earth from Space® through greater connectivity and more regular observation and to enable a wave of innovation in low Earth orbit by expanding its space platform offerings.

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

Unless the context otherwise requires, “we”, “us”, “our”, “Astra” and the “Company” refers to Astra Space, Inc., the combined company and its subsidiaries following the Business Combination and Astra Space Operations, Inc. prior to the Business Combination. See Note 3 — Acquisitions for further discussion of the Business Combination, included in the Notes to Consolidated Financial Statements in Astra’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2023 (“2022 Annual Report”). The Company’s Class A common stock is listed on the Nasdaq under the symbol “ASTR”.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Astra and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial reporting. The condensed consolidated financial statements included herein are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The condensed consolidated balance sheet data as of December 31, 2022 were derived from Astra’s audited consolidated financial statements included in its 2022 Annual Report. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The impact of these reclassifications was not material to the condensed financial statements for the periods presented.

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

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months through May 2024. Since inception, the Company has incurred significant operating losses and has an accumulated deficit of approximately $1.9 billion. As of March 31, 2023, the Company’s existing sources of liquidity included cash and cash equivalents of $16.8 million and marketable securities of $45.9 million. The Company believes that its current level of cash and cash equivalents and marketable securities are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

On March 10, 2023, the Company became aware that Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. As of March 31, 2023, a portion of the Company’s operating cash is held on deposit with SVB, now a division of First Citizens Bank, and represents approximately 14% of the Company’s current cash, cash equivalents and marketable securities. The Company’s cash equivalents and marketable securities are held in securities accounts with an affiliate of SVB. While the Company currently has access to the cash on deposit with SVB and such funds are sufficient to meet the Company’s near-term payment obligations, there remains instability in the banking system that could have an effect on other banking institutions to which the Company has transferred funds. Refer to Item 1A. “Risk Factors” for information about the risks related to the liquidity of our deposits with SVB.

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

In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to raise additional capital through the issuance of equity or debt securities. As an example, on August 2, 2022, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with B. Riley Principal Capital II LLC ("B. Riley"), which would allow the Company to sell newly issued shares of its Class A Common Stock to B. Riley in aggregate amount not to exceed $100.0 million or 19.99% of the aggregate outstanding Class A and Class B Common Stock of the Company as of August 2, 2022. However, actual sales of shares under the Purchase Agreement will depend on a variety of factors including, among other things, market conditions and the trading price of the Class A Common Stock, and the full amount of capital may not be fully realized. An amendment to the Purchase Agreement would be required to permit sales of Class A Common Stock at a price below the Threshold Price (as defined in the Purchase Agreement). As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. See Note 8 – Stockholders’ Equity for additional information about this financing arrangement.

As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise substantial additional capital in the near term, the Company's operations and production plans will be scaled back or curtailed. If the funds raised are insufficient to provide a bridge to full commercial production at a profit, the Company's operations could be severely curtailed or cease entirely and the Company may not realize any significant value from its assets.

The Company has, however, prepared these unaudited condensed consolidated financial statements on a going concern basis, assuming that the Company's financial resources will be sufficient to meet our capital needs over the next twelve months. Accordingly, our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains cash and cash equivalent balances in bank accounts with multiple banking partners. All cash accounts are located in the United States (“U.S.”) and insured by the FDIC up to $250,000. Marketable securities consist of highly liquid investments with financial institutions, which management believes to be of a high credit quality. Our accounts receivable are derived from revenue earned from customers or invoice billed to customer that represent unconditional right to consideration located within the U.S. We mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial conditions. The Company believes there is no exposure to any significant credit risks related to its cash and cash equivalents or accounts receivable and has not experienced any losses in such accounts.

As of March 31, 2023, three customers accounted for 30.9%, 22.0% and 15.8% of the Company’s outstanding trade accounts receivable, respectively. As of December 31, 2022, three customers accounted for 53.3%, 21.7% and 20.8% of the Company’s outstanding trade accounts receivable, respectively. For the three months ended March 31, 2023, we had no revenues. For the three months ended March 31, 2022, one customer accounted for 90.9% of the Company’s revenues.

Use of Estimates and Judgments

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the unaudited condensed consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include the valuation of goodwill and long-lived assets, inventory valuation and reserves, stock-based compensation, pre-combination Astra common stock, useful lives of intangible assets and property, plant and equipment, deferred tax assets, income tax uncertainties, contingent consideration, and other contingencies.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Company’s 2022 Annual Report that have had a material impact on its unaudited condensed consolidated financial statements and related notes.

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

Note 2 — Revenues

The work performed by the Company in fulfilling Launch Services and Space Products performance obligations is not expected to create an asset to the customer since the launch vehicle that is built to deliver the customer’s payload into orbit will not be owned by the customer nor will the propulsion systems that are built to thrust the customers' satellite into orbit be controlled by the customer until they are delivered to the customer. The Company recognizes revenue at a point in time upon satisfaction of the performance obligations under its Launch Services and Space Products agreements. The following table presents revenue disaggregated by type of revenue for the periods presented:

	Three Months Ended March 31,
	2023	2022
Launch services	$—	$3,911
Space products	—	—
Total revenues	$—	$3,911

Contracts with governmental entities involving research and development milestone activities do not represent contracts with customers under ASC 606 and as such, amounts received are recorded in other income in the unaudited condensed consolidated statements of operations. No such income was recorded for the three months ended March 31, 2023. The Company recorded $0.4 million in other income for the three months ended March 31, 2022.

Contract balances

Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Contract assets become receivables once the Company's rights to consideration become unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. The Company had no contract assets as of March 31, 2023 and December 31, 2022. The Company had contract liabilities of $30.0 million and $24.1 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company recorded no revenue and $2.3 million of revenue during the three months ended March 31, 2022, that was included in the contract liabilities balance at the beginning of the periods.

Remaining performance obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. Customers are not considered committed when they are able to terminate their contractual obligations to the Company without payment of a substantive penalty under the contract. The Company had unsatisfied performance obligations of $80.6 million as of March 31, 2023, $45.5 million of which is expected to be recognized during the remainder of fiscal year 2023, and $35.1 million between 2024 and 2028.

Note 3 — Supplemental Financial Information

Inventories

in thousands	March 31, 2023	December 31, 2022
Raw materials	$3,631	$5,068
Work in progress	3,294	1,520
Finished goods	—	—
Inventories	$6,925	$6,588

There were no inventory write-downs recorded during the three months ended March 31, 2023. There were $5.5 million of inventory write-downs recorded within cost of revenues during the three months ended March 31, 2022. The amounts as of December 31, 2022 have been revised to correct the classification of inventory between raw materials and work in progress.

Prepaid and other current assets

in thousands	March 31, 2023	December 31, 2022
Deposits	$5,009	$379
Prepaid license and other prepaid expenses	2,608	3,589
Employee Retention Credit - Payroll Tax	2,101	4,283
Other current assets	2,719	2,799
Prepaid and other current assets	$12,437	$11,050

Property, Plant and Equipment, net

Presented in the table below are the major classes of property, plant and equipment:

in thousands	March 31, 2023	December 31, 2022
Construction in progress	$7,287	$8,309
Computer and software	2,769	2,810
Leasehold improvements	11,645	10,390
Research equipment	8,932	9,042
Production equipment	17,022	14,100
Furniture and fixtures	500	565
Total property, plant and equipment	48,155	45,216
Less: accumulated depreciation	(21,723)	(20,945)
Property, plant and equipment, net	$26,432	$24,271

Depreciation expense amounted to $0.8 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.

No impairment charges were recorded for the three months ended March 31, 2023 and 2022.

Accrued Expenses and Other Current Liabilities

in thousands	March 31, 2023	December 31, 2022
Employee compensation and benefits	$3,571	$5,861
Contract liabilities, current portion	29,334	24,137
Construction in progress related accruals	66	2,692
Accrued expenses	4,991	5,179
Accrued inventory purchases	3,886	—
Other (miscellaneous)	913	4,174
Accrued expenses and other current liabilities	$42,761	$42,043

Other Non-Current Liabilities

in thousands	March 31, 2023	December 31, 2022
Contract liabilities, net of current portion	$691	$-
Other (miscellaneous)	1,905	1,796
Other non-current liabilities	$2,596	$1,796

Note 4 — Intangible Assets

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2023
Definite-lived intangible assets
Developed technology	$9,909	$(3,299)	$6,610
Customer contracts and related relationship	2,383	(1,544)	839
Trade names	123	(113)	10
Intangible assets subject to amortization	12,415	(4,956)	7,459
Indefinite-lived intangible assets
Trademarks	2,106	—	2,106
Total	$14,521	$(4,956)	$9,565

There was no impairment charge for the three months ended March 31, 2023. The Company recorded a pre-tax impairment charge of $4.8 million during the third quarter of 2022. The historical costs of the Company's definite-lived intangible assets were adjusted by these impairment charges to derive the carrying amounts in the table above.

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2022
Definite-lived intangible assets
Developed technology	$9,909	$(2,910)	$6,999
Customer contracts and related relationship	2,383	(1,376)	1,007

Trade names	123	(103)	20
Intangible assets subject to amortization	12,415	(4,389)	8,026
Indefinite-lived intangible assets
Trademarks	2,106	—	2,106
Total	$14,521	$(4,389)	$10,132

Based on the amount of intangible assets as of March 31, 2023, the expected amortization expense for each of the next five years and thereafter is as follows:

in thousands	Expected Amortization Expense
2023 (remainder)	$1,680
2024	1,891
2025	1,555
2026	1,555
2027	778
Total Intangible assets subject to amortization	$7,459

Note 5 — Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2023 and 2022, the Company recognized no provision for income taxes consistent with the losses incurred and the valuation allowance against the deferred tax assets.

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

Note 6 — Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$2,015	$—	$—	$2,015
Marketable securities
US Treasury securities	11,859	—	—	11,859
Corporate debt securities	—	6,962	—	6,962
Commercial paper	—	27,123	—	27,123
Total financial assets	$13,874	$34,085	$—	$47,959
Liabilities:
Contingent consideration	$—	$—	$31,135	$31,135
Total financial liabilities	$—	$—	$31,135	$31,135

	December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$21,909	$—	$—	$21,909
Marketable securities
US Treasury securities	14,713	—	—	14,713
Corporate debt securities	—	16,915	—	16,915
Commercial paper	—	34,698	—	34,698
Asset backed securities	—	2,847	—	2,847
Total financial assets	$36,622	$54,460	$—	$91,082
Liabilities:
Contingent consideration	$—	$—	$33,900	$33,900
Total financial liabilities	$—	$—	$33,900	$33,900

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments:

in thousands	Contingent Consideration
Fair value as of December 31, 2022	$33,900
Gain on change in fair value of contingent consideration	(2,765)
Fair value as of March 31, 2023	$31,135

The fair value of the contingent consideration related to the acquisition of Apollo Fusion, Inc. (“Apollo”) is classified as Level 3 financial instruments. To determine the fair value of the contingent consideration, the Company used a Monte Carlo simulation model. The Monte Carlo simulation considered assumptions including revenue volatilities, risk free rates, discount rates and additional revenue discount rate. Additionally, other key assumptions included forecasted revenues from new customers and probability of achieving it. The following table sets forth the range of inputs for the significant assumptions utilized to determine the fair value of contingent consideration as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.81%	4.14%
Expected revenue volatility	19.00%	19.00%
Revenue discount rate	10.00%	10.00%
Discount rate	8.00%	7.50%

The Company began investing in available-for-sale marketable securities in the first quarter of 2022. These marketable securities are classified as short term investments on the unaudited condensed consolidated balance sheets. The following is a summary of available-for-sale marketable securities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
Description	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$11,876	$(17)	$11,859
Corporate debt securities	6,986	(24)	6,962
Commercial paper	27,123	—	27,123
Total available-for-sale marketable securities	$45,985	$(41)	$45,944

	December 31, 2022
Description	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$14,763	$(50)	$14,713
Corporate debt securities	16,972	(57)	16,915
Commercial paper	34,698	—	34,698
Asset backed securities	2,850	(3)	2,847
Total available-for-sale marketable securities	$69,283	$(110)	$69,173

The following table presents the breakdown of the available-for-sale marketable securities in an unrealized loss position as of March 31, 2023 (in thousands).

	March 31, 2023
	Fair Value	Gross Unrealized Loss
U.S. Treasury securities
Less than 12 months	$11,859	$(17)
Total	$11,859	$(17)

Corporate debt securities
Less than 12 months	$6,962	$(24)
Total	$6,962	$(24)

Commercial paper
Less than 12 months	$27,123	$—
Total	$27,123	$—

	December 31, 2022
	Fair Value	Gross Unrealized Loss
U.S. Treasury securities
Less than 12 months	$14,713	$(50)
Total	$14,713	$(50)

Corporate debt securities
Less than 12 months	$16,915	$(57)
Total	$16,915	$(57)

Commercial paper
Less than 12 months	$34,698	$—
Total	$34,698	$—

Asset backed securities
Less than 12 months	$2,847	$(3)
Total	$2,847	$(3)

The Company does not believe these available-for-sale marketable securities to be other-than-temporarily impaired as of March 31, 2023. There was an unrealized gain of $0.1 million on available-for-sale marketable securities during the three months ended March 31, 2023.

	March 31, 2023
in thousands	Amortized Cost	Fair Value
Due in 1 year or less	$45,985	$45,944

	December 31, 2022
in thousands	Amortized Cost	Fair Value
Due in 1 year or less	$69,283	$69,173

Note 7 — Commitments and Contingencies

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

On April 27, 2022, a stockholder derivative suit was filed in the United States District Court for the Eastern District of New York styled Gonzalez v. Kemp, et al., Case No. 22-cv-02401 (E.D.N.Y.) (the “Gonzalez Action”). On January 25, 2023, the plaintiff filed an amended complaint. The amended complaint asserts claims against certain of the Company’s current and former officers and directors for alleged breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, alleged violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and for contribution under Section 10(b) and 21D of the Exchange Act based upon the conduct alleged in the Securities Action described above. The plaintiff in the Gonzalez Action seeks monetary damages in favor of the Company in an unstated amount, reforms to the Company’s corporate governance and internal procedures, restitution including disgorgement of any compensation, profits or other benefits received, and reimbursement of the plaintiff's reasonable fees and costs, including attorney’s fees. On February 17, 2023, the Gonzalez Action was transferred to the United States District Court for the Northern District of California under Case No. 3:23-cv-00713. Defendants filed a motion to dismiss the amended complaint on April 18, 2023. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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

Neither the Company nor any of its board members are parties in this action. Mr. McCaw, who served as a former member of the Company’s board, is a defendant in this action, but the allegations relate to periods prior to the Business Combination. Astra is obligated to indemnify certain of the defendants in the Newbold Action. The Company has tendered defense of this action under its Directors’ and Officers' Policy. The Company also tendered defense of this claim under the tail policy it was required to purchase in connection with the Business Combination. The retention under the tail policy is $1.5 million. Due to the early stage of this case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Delaware Court of Chancery Approval of Petition relating to Amendment to Increase Authorized Shares

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

Purchase Commitments

In order to reduce manufacturing lead times and to have access to an adequate supply of components, the Company enters into agreements with certain suppliers to procure component inventory based on the Company's production needs. A significant portion of the Company's purchase commitments arising from these agreements consist of firm and non-cancelable commitments. As of March 31, 2023, the Company had $28.4 million outstanding purchase commitments whose terms run through May 2026. Payments will be made against these supplier contracts as deliveries occur throughout the term.

Note 8 — Stockholders’ Equity

Common and Preferred Stock

As of March 31, 2023, the Company had authorized a total of 466,000,000 shares of stock, consisting of (i) 400,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), (ii) 65,000,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). As of March 31, 2023, the Company had 215,286,444 and 55,539,188 shares of Class A and Class B common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of March 31, 2023.

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

Sales of the Shares pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company beginning on September 13, 2022. Actual sales of Shares to B. Riley under the Purchase Agreement will depend on a variety of factors including, among other things: market conditions, the trading price of the Class A common stock, and determinations by the Company as to the appropriate sources of funding for the Company and its operations. An amendment to the Common Stock Purchase Agreement is required to sell shares at a price less than the Threshold Price (as defined in the Purchase Agreement).

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

Note 9 — Stock-based Compensation

Stock-based incentive awards are provided to employees under the terms of Astra's 2021 Omnibus Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

Under the 2021 Plan, the Company grants restricted stock units (“RSUs”), Performance-Based Units ("PSUs"), time-based stock options and performance stock options ("PSOs") to its executive officers. RSUs and time-based stock options granted have service-based vesting conditions only. PSUs granted have service and performance conditions. The service conditions vary for each executive officer and is based on their continued service to the Company. Stock option holders have a 10-year period to exercise their options before options expire. In July 2022, the PSU agreements were amended to remove the performance-based vesting conditions and only retain the time-based vesting condition. Forfeitures are recognized in the period of occurrence and stock-based compensation costs are recognized based on grant-date fair value as RSUs and time-based stock options vest.

The 2021 ESPP, which is maintained by the Company, allows employees to purchase the Company’s common stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each six-month purchase period. 0.8 million shares were issued under the 2021 ESPP during the three months ended March 31, 2023. As of March 31, 2023, 9.1 million shares remain available for issuance under the 2021 ESPP. As of March 31, 2023, the Company had $0.4 million of unrecognized stock-based compensation expense related to the 2021 ESPP. This cost is expected to be recognized over a weighted-average period of 0.77 years.

The following table summarizes stock-based compensation expense that the Company recorded in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
in thousands	2023	2022
Cost of revenues	$—	$241
Research and development	2,359	6,736
Sales and marketing	380	1,580
General and administrative	2,589	8,484
Stock-based compensation expense	$5,328	$17,041

The Company recognized $0.1 million and $1.0 million compensation costs related to PSUs for the three months ended March 31, 2023 and 2022, respectively, to reflect the PSUs that satisfied the time-based vesting condition on the time-vesting dates.

As of March 31, 2023, the Company had $56.4 million of unrecognized stock-based compensation expense related to all of the Company's stock-based awards. This cost is expected to be recognized over a weighted-average period of 3.0 years.

Stock Options Awards

The following is a summary of stock option activity for the three months ended March 31, 2023 and 2022:

	No. of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	20,326,384	$7.52	9.4	$22,782,654
Granted	1,142,027	5.21	9.8
Exercised	(176,774)	0.45	4.4	783,216
Forfeited	(24,661)	2.93	—	—
Expired	(1,465)	6.75	—	—
Outstanding - March 31, 2022	21,265,511	$7.46	9.2	$11,290,701

Outstanding – December 31, 2022	16,248,601	$7.11	8.4	$9,630
Granted	10,535,783	0.55	1.5	—
Exercised	(180,923)	0.46	0.4	—
Forfeited	(878,620)	0.65	—	—
Expired	(23,330)	1.65	—	—
Outstanding – March 31, 2023	25,701,511	$4.69	8.8	$10,124

Unvested – March 31, 2023	22,171,996	$4.94	9.2	$2,184
Exercisable – March 31, 2023	3,529,515	$3.14	7.5	$7,940

The Company uses the Black-Scholes option pricing-model to calculate the grant date fair value of time-based options. The following table summarizes the assumptions used in estimating the fair value of options granted in the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Expected terms (years)(1)	6.71	5.81
Expected volatility(2)	98.2%	68.9%
Risk-free interest rate(3)	3.46%	1.70%
Expected dividend rate(4)	—	—
Grant-date fair value	$0.42 - $0.56	$3.20

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
(3)
Risk-free interest was obtained from U.S. treasury notes for the expected terms noted as of the valuation date.
(4)
The Company has assumed a dividend yield of zero as it has no plans to declare dividends in the foreseeable future.

Restricted Stock Units Awards

The following is a summary of restricted stock units for the three months ended March 31, 2023 and 2022:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Outstanding - December 31, 2021	10,678,818	$9.20
Granted	3,937,226	4.25
Vested	(828,680)	8.64
Forfeited	(328,562)	9.23
Outstanding - March 31, 2022	13,458,802	$7.78

Outstanding – December 31, 2022	16,121,844	$3.35
Granted	990,959	0.52
Vested	(627,185)	6.51
Forfeited	(1,944,250)	3.71
Outstanding – March 31, 2023	14,541,368	$2.97

Total fair value as of the respective vesting dates of restricted stock units vested for the three months ended March 31, 2023 was approximately $0.8 million. As of March 31, 2023, the aggregate intrinsic value of unvested restricted stock units was $6.2 million.

Note 10 — Loss per Share

The Company computes earnings per share of Common Stock using the two-class method required for participating securities. Basic and diluted earnings per share were the same for the periods presented as the inclusion of all potential Common Stock outstanding would have been anti-dilutive. Earnings per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the BCA. Subsequent to the Business Combination, earnings per share was calculated based on weighted average number of shares of common stock then outstanding.

The following tables set forth the computation of basic and diluted loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(35,667)	$(9,226)	$(67,657)	$(18,056)
Basic weighted average common shares outstanding	214,706,779	55,539,188	208,112,630	55,539,188
Dilutive weighted average common shares outstanding	214,706,779	55,539,188	208,112,630	55,539,188
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(0.17)	$(0.17)	$(0.33)	$(0.33)

There were no preferred dividends declared or accumulated as of March 31, 2023. The following Class A securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	March 31,
	2023	2022
Stock options	15,939,378	8,249,326
RSUs	14,533,186	13,359,326
Warrants	25,000	—
Total	30,497,564	21,608,652

There were no Class B securities that were excluded in the computation of diluted shares outstanding for the three months ended March 31, 2023 and 2022.

Note 11 — Segment Information

The Company reports segment information based on a “management” approach to reflect the operating segments for which the Company’s Chief Executive Officer, as the Chief Operating Decision Maker (“CODM”), makes decisions and assesses performance. Prior to the current reporting period, the Company had a single operating and reportable segment. Following commencement of revenue-generating activities for Space Products (as defined below) during the third quarter of fiscal year 2022, the Company restructured the management, operations, and periodic management and internal reporting packages to address the shift in strategy. As a result of these changes, the Company determined that its reportable segments had changed and that beginning in the third quarter of 2022 the Company has two operating and reportable segments: Launch Services and Space Products. The Company recast prior period information related to the change in segments.

Launch Services segment provides launch services to satellite operators and governments in partnership with third-party spaceport providers globally.

Space Products consist of designing and providing space products based on the customers' needs for a successful satellite launch and other products that the Company may sell in the future.

The following table shows revenue by reportable segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues:
Launch services	$—	$3,911
Space products	—	—
Total revenues:	$—	$3,911

Cost of revenues:
Launch services	$—	$11,014
Space products	—	—
Total cost of revenues:	$—	$11,014

Gross profit (loss):
Launch services	$—	$(7,103)
Space products	—	—
Total gross profit (loss):	$—	$(7,103)

The Company evaluates the performance of its reportable segments based on segment gross profit. Segment gross profit is segment revenue less segment cost of revenue. Unallocated expenses include operating expenses related to research and development, selling and marketing and general and administrative expenses as they are not considered when management evaluates segment performance.

The following table reconciles segment gross profit to loss before income taxes for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Gross profit (loss)	$—	$(7,103)
Research and development	31,082	37,927
Selling and marketing	2,484	4,764
General and administrative	15,682	20,986
Loss (Gain) on change in fair value of contingent consideration	(2,765)	15,500
Interest (income) expense, net	(1,330)	(174)
Other expense (income), net	(260)	(393)
Loss before taxes	$(44,893)	$(85,713)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Astra Space, Inc. should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023, as updated by factors disclosed in the section titled "Risk Factors" in this Quarterly Report on Form 10-Q ("Quarterly Report"). Certain amounts may not foot due to rounding. Unless the context otherwise requires, all references in this section to “the Company” “Astra,” “us,” “our” or “we” refer to Astra Space, Inc.

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2023 and 2022 is presented below.

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

Launch Services

On April 25, 2023, Astra hosted its second annual Spacetech Day at both our Alameda Skyhawk factory and Sunnyvale Oakmead facility where we unveiled Rocket 4.

As part of the development cycle for Rocket 4, we expect to conduct a test launch of this new launch system in the later part of 2023, and, at this time, we do not expect that we will be able to conduct paid commercial launches until 2024 using this new launch system. Our ability to conduct paid commercial launches in 2024 will depend in part upon the success of test launches.

Our new launch system is intended to support launch vehicles that will serve a market focused on populating mega constellations. We have designed this launch system to support more payload capacity, greater reliability, and a more frequent launch cadence, which we believe will allow us to offer our customers more dependable services. We recently announced an agreement with the U.S. Space Force for an order valued at $11.5 million for a launch of an ESPA-class space vehicle and additional cubesats through the Orbital Services Program (OSP-4) contract, which is intended to fly on Rocket 4 when our commercial launch services restart.

Space Products

The Astra Spacecraft EngineTM is a propulsion engine that assists satellites in achieving and maintaining targeted orbits. During our Spacetech Day, on April 25, 2023, we introduced the Spacecraft Propulsion Kit, a new product offering. The Spacecraft Propulsion Kit disaggregates the four subsystems of the Astra Spacecraft EngineTM module, enabling satellite builders to take advantage of shorter lead times to access key components of their propulsion system that they can customize for their unique missions. We announced on April 27, 2023, we had entered into a contract with Apex Technology, Inc. to initially provide 5 Spacecraft Propulsion Kits for Apex's satellite bus platform, to be delivered in 2023.

Segments

Our reportable segments changed during the year ended December 31, 2022. The segment reporting for prior periods was recast to conform to the current period presentation.

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

Refer to Note 11 – Segment Information to our consolidated financial statements for more information regarding our segment reporting.

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

We also commenced delivery of Space Products to our customers during the year ended December 31, 2022. The Company did not record any Space Products revenue for the three months ended March 31, 2023.

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

Operating Expenses

Research and Development ("R&D") Expense

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

As we are developing and building our Launch Services, we have expensed all R&D costs associated with developing and building our Launch Services offering. We expect that our R&D expenses will increase in the short-term as we invest in improving and further reducing the costs of our launch system.

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

Our Space Products business is focused on scaling our new production facility, though some R&D activities will continue to further improve the current product, develop and potentially introduce other versions of the Astra Spacecraft EngineTM, and potentially develop and introduce other Space Products to the marketplace.

Prior to January 1,2023, we invested some resources in R&D activities to support a future Space Services business, and we may do so again in the future.

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and personnel-related expenses (including stock-based compensation expense) for our business development team as well as advertising and marketing expenses. We expect to increase our sales and marketing activities in order to grow our customer base and increase market share in the future.

General and Administrative Expense

General and administrative expenses consist primarily of personnel and personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, facility costs not otherwise included in research and development expenses and costs associated with compliance with the rules and regulations of the SEC and the stock exchange.

We manufacture and assemble nearly all of our products in house, and as a result relies on a number of supplier partnerships for components and raw materials for the launch system and spacecraft engine products. We obtain these components in accordance with internal quality and traceability policies to ensure that our products can meet rigorous reliability requirements. Our design team goes to great effort to ensure that our components and assemblies are designed with simple, short lead time and commodity-based supply chains whenever possible. We engage into long term supplier contracts for those components that are critical to function or have a limited supply base in order to protect our ability to scale production. Astra has two manufacturing facilities and two test facilities, totaling over 300,000 square feet where engineering and manufacturing are co-located with their respective products. Each facility is maintained under a long-term lease and is designed with scaled operations in mind. Please refer to Item 2. Properties section for more details. Our headquarters is located in Alameda, CA and is where we conduct rocket and launch vehicle assembly and test, as well as machining and metal forming operations for all products. In 2022, Astra began work on its second factory in Sunnyvale, CA for spacecraft components which is expected to begin operations of producing spacecraft engines in the second quarter of 2023. Additionally, we maintain two primary launch locations with the unique ability to expand and bring up new sites with little infrastructure requirement.

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

Critical Accounting Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. We have made no updates or made additions to our significant accounting policies as described in Note 2 in our 2022 Annual Report.

There were no significant changes in our critical accounting estimates during the three months ended March 31, 2023 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Period over period change
(in thousands, except percentages)	2023	2022	($)	(%)
Revenues:
Launch services	$-	$3,911	$(3,911)	n.m.
Space products	—	—	-	n.m.
Total revenues	-	3,911	(3,911)	—

Cost of revenues:
Launch services	-	11,014	(11,014)	n.m.
Space products	-	—	-	n.m.
Total cost of revenues	—	11,014	(11,014)	—

Gross profit (loss):
Launch services	-	(7,103)	7,103	n.m.
Space products	-	—	-	n.m.
Total gross profit (loss)	-	(7,103)	7,103	—

____________

n.m. = not meaningful.

Revenues

No revenues were recognized for the three months ended March 31, 2023. We do not anticipate any revenues related to Launch Services in 2023 as we work to develop and test the next version of our launch system: Rocket 4 (aka Launch System 2). Revenues were $3.9 million for the three months ended March 31, 2022, all of which related to Launch Services. We commenced paid commercial Launch Services during the three months ended March 31, 2022. We did not recognize any revenues in Space Products for the three months ended March 31, 2023.

Cost of Revenues

No cost of revenues were recognized for the three months ended March 31, 2023. During the second half of 2022, we discontinued paid commercial launches in order to focus on developing our Launch System 2. Cost of revenues were $11.0 million for the three months ended March 31, 2022, which was primarily driven by recording of $5.5 million of cost of launch services related to our launches of launch vehicles: LV0008 and LV0009 and a $5.5 million of inventory net realizable value write downs.

	Three Months Ended March 31,		Period over period change
(in thousands, except percentages)	2023	2022	($)	(%)
Gross profit (loss)	$-	$(7,103)	$7,103	—
Operating expenses:
Research and development	31,082	37,927	(6,845)	(18)
Sales and marketing	2,484	4,764	(2,280)	(48)
General and administrative	15,682	20,986	(5,304)	(25)
Loss (Gain) on change in fair value of contingent consideration	(2,765)	15,500	(18,265)	(118)
Total operating expenses	46,483	79,177	(32,694)	(41)
Operating loss	(46,483)	(86,280)	39,797	(46)
Interest income	1,330	174	1,156	664
Other income	260	393	(133)	(34)
Loss before taxes	(44,893)	(85,713)	40,820	(48)
Income tax (benefit) expense	-	-	-	n.m.
Net loss	(44,893)	(85,713)	40,820	(48)
Net loss attributable to common stockholders	$(44,893)	$(85,713)	$40,820	(48)

____________

n.m. = not meaningful.

Research and Development

R&D costs were $31.1 million and $37.9 million for the three months ended March 31, 2023 and 2022, respectively. The $6.8 million decrease mainly reflected a $4.7 million reduction in stock-based compensation expense, $3.6 million decrease in personnel-related costs due to lower headcount in R&D departments and $2.1 million decrease in professional services. The decreased R&D costs were partially offset by a $1.9 million increase in facilities and other expenses and $1.7 million increased R&D materials costs.

Sales and Marketing

Sales and marketing expenses were $2.5 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively. The $2.3 million decrease mainly reflected a $1.2 million reduction in stock-based compensation expense, $0.4 million decrease in depreciation and amortization, $0.4 million decrease in professional services expense and $0.3 million decrease in personnel-related expenses reflecting decreased headcount.

General and Administrative

General and administrative expenses were $15.7 million and $21.0 million for the three months ended March 31, 2023 and 2022, respectively. The $5.3 million decrease was primarily due to a $5.9 million reduction in stock-based compensation expense, partially offset by a $0.6 million increase in professional services expense.

Gain/(Loss) on Change in Fair Value of Contingent Consideration

Gain on change in fair value of contingent consideration of $2.8 million for the three months ended March 31, 2023, as compared to the loss of $15.5 million on the change in fair value of contingent consideration three months ended March 31, 2022, was primarily due to lower revenues forecasted in estimating the fair value of contingent consideration.

Interest Income

Interest income was $1.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The $1.2 million increase in interest income was primarily due to an increase in interest earned on investments.

Other Income

Other income was $0.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. The $0.1 million decrease in other income was primarily due to lower income from government research and development contracts for the three months ended March 31, 2023 as compared to the corresponding prior year period.

Income Tax Expense

We did not incur income tax expense for the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

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

We have, however, prepared the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on a going concern basis, assuming that our financial resources will be sufficient to meet our capital needs over the next twelve months. Accordingly, our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of March 31, 2023, our existing sources of liquidity included cash and cash equivalents of $16.8 million and marketable securities of $45.9 million. We have a limited history of operations and have incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $1.9 billion as of March 31, 2023. We expect to continue to incur operating losses due to the investments we intend to make in our business, including the development of our products and services, although we expect those losses to be offset by revenues recognized through the delivery of our Space Products in 2023. We remain focused on managing cash expenditures, including but not limited to, reducing capital expenditures, consulting services and limiting hiring efforts to key positions within our Space Products business. In addition, we continue to evaluate opportunities to strengthen our financial position, including through the issuance of additional equity securities or by entering into new financing arrangements, as appropriate. We believe that the Company has limited cash resources at the current level to fund commercial scale production and sale of its services and products. However, if we execute on our Space Products deliverables and we are able to obtain additional financing and assuming our plans to manage capital expenditures are effective, we expect that our existing sources of liquidity will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of this Quarterly Report, or May 2024 Our current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, other liquidity needs associated with capital expenditures, as well as other investing needs. We are actively evaluating other sources of liquidity to further support long-term business operations. As of March 31, 2023, the Company is not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming 12 months relate to our leases and operating and capital purchase commitments.

Committed Equity Purchases

On August 2, 2022, we entered into a $100.0 million Class A common stock purchase agreement with B. Riley to support working capital and other general corporate needs. Under the terms of this agreement, we have the right, without obligation, to sell and issue up to $100.0 million of our Class A common stock over a period of 24 months beginning on September 13, 2022 to B. Riley at the Company’s sole discretion, subject to certain limitations and conditions including that our per share closing price is above the Threshold Price. As of March 31, 2023, no shares have been sold to B. Riley under this agreement. See Note 8 — Stockholders' Equity to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more details.

Summary Statement of Cash Flows for the Three Months Ended March 31, 2023 and 2022

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Three Months Ended March 31,		Period over period change
(in thousands)	2023	2022	$	%
Net cash used in operating activities	$(35,999)	$(48,274)	$12,275	(25)%
Net cash provided by (used in) investing activities	18,719	(115,683)	134,402	(116)
Net cash provided by financing activities	441	471	(30)	(6)
Net decrease in cash and cash equivalents	$(16,839)	$(163,486)	$146,647	(90)%

Cash Flows used in Operating Activities

Our cash flows from operating activities are significantly affected by our cash expenditures to support the growth of our business in areas such as research and development and general and administrative and working capital. Our operating cash inflows include cash from milestone billing under certain Space Products contracts in 2023 and Launch Services contracts in 2022. These cash inflows are offset by our payments to suppliers for production materials and parts used in our manufacturing process as we ramp up our production for space products, payments to our employees and other operating expenses.

For the three months ended March 31, 2023, net cash used in operating activities was $36.0 million. The primary factors affecting the Company’s operating cash flows during the period were a net loss of $44.9 million. This is offset by non-cash charges of $4.4 million including stock-based compensation expense of $5.3 million, depreciation and amortization expense of $1.3 million and non-cash lease expense of $0.9 million, partially offset by a gain on change in fair value of contingent consideration of $2.8 million. Changes in operating working capital items were mainly due to an increase in accounts payable of $7.0 million, partially offset by a decrease in trade accounts receivable of $1.5 million, a decrease in prepaid and other current assets of $1.4 million.

For the three months ended March 31, 2022, net cash used in operating activities was $48.3 million. The primary factors affecting the Company’s operating cash flows during the period were a net loss of $85.7 million. This is offset by non-cash charges including stock-based compensation expense of $17.0 million, loss on change in fair value of contingent consideration of $15.5 million, inventory net realizable value write-downs of $5.5 million, depreciation and amortization expense of $2.8 million, non-cash lease expense of $0.4 million and accretion of marketable securities purchased at premium of $0.1 million. Changes in operating working capital items is mainly due to ramp-up of our production and primarily reflect the increase in inventories of $6.5 million, accounts payable of $0.1 million and other non-current liabilities of $0.5 million. Changes in operating working capital items was partially offset by a decrease in trade accounts receivable of $1.4 million, prepaid and other current assets of $1.0 million, other non-current assets of $0.1 million, lease liabilities of $0.3 million and accrued expenses and other current liabilities of $0.1 million.

Cash Flows used in Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities was $18.7 million, which was comprised mainly of maturities of marketable securities of $23.8 million, partially offset by $5.0 million of purchases of property, plant and equipment related to leasehold improvements at our Sunnyvale manufacturing facility and production equipment at our manufacturing facility and corporate headquarters in Alameda, California.

For the three months ended March 31, 2022, net cash used in investing activities was $115.7 million, which was comprised mainly of purchases of marketable securities of $93.9 million, purchases of property, plant and equipment of $20.9 million mainly related to the construction of our manufacturing facility and acquisition of an indefinite-lived intangible trademark asset of $0.9 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities amounted to $0.4 million and consisted primarily of proceeds from the issuance of shares of Class A common stock under equity plans.

For the three months ended March 31, 2022, net cash provided by financing activities amounted to $0.5 million and consisted primarily of proceeds from employee stock purchase plan of $0.4 million and issuance of stock under equity plans of $0.1 million.

Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“Nasdaq”)

On October 6, 2022, we received a deficiency notice from Nasdaq that we were not in compliance with Rule 5450(a)(1) of the listing requirements (the “Minimum Bid Price Requirement”) because our per share closing bid price has been below $1.00 for thirty consecutive business days. Currently, our Class A common stock trades on the Nasdaq Capital Market. At the time, our Class A common stock traded on the Nasdaq Global Select Market (see below for transition from Nasdaq Global Select Market to Nasdaq Capital Market effective April 12, 2023). Nasdaq’s notice stated that if, at any time before April 4, 2023, the per share closing bid price of Astra’s Class A common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq’s staff will provide us written notice that we comply with the Minimum Bid Price Requirement. As of the date of this quarterly report, our per share closing bid price remains below $1.00. While this notice had no immediate effect on the listing of the Company’s Class A common stock, if we are unable to regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with the other listing standards for Nasdaq, it could result in the delisting of our Class A common stock from Nasdaq.

On March 13, 2023, we submitted an application to Nasdaq for an additional 180-day period (the “Extended Compliance Period”) to comply with the minimum bid price requirement. On April 10, 2023, the Company received a letter from Nasdaq notifying the Company that, while the Company has not regained compliance with the Minimum Bid Price Requirement, the Staff has determined that Astra is eligible for an additional 180 calendar day period, or until October 2, 2023, to regain compliance. Nasdaq’s determination was based on (i) Astra meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and (ii) Astra’s written notice to Nasdaq of its intention to cure the deficiency during the Extended Compliance Period. In connection with our request for extension to cure our notice of deficiency, we transferred our Class A Common Stock from the Nasdaq Global Select Market to the Nasdaq Capital Market, effective April 12, 2023. If we are unable to cure the deficiency during the Extended Compliance Period, Nasdaq will give notice that our Class A common stock is subject to delisting and we will be able to appeal that delisting before a Nasdaq hearings panel.

On April 17, 2023, our Board adopted resolutions approving, declaring advisable, and recommending to our stockholders for their approval at our upcoming annual meeting of stockholders on June 8, 2023, a Certificate of Amendment to the Charter (the “Reverse Stock Split Charter Amendment”) to effect a reverse stock split of our issued and outstanding Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”) with a ratio in the range between and including 1-for-5 shares and 1-for-15 shares of each of our Class A Common Stock and Class B Common Stock, such ratio to be determined by our Board in its discretion. If the Reverse Stock Split Charter Amendment is passed by stockholders at the annual meeting, the Board may determine that it is in the best interests of stockholders to effectuate the Reverse Stock Split in order to cure the deficiency.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not, to date, been exposed to material market risks given our early stage of operations. As we expand our commercial operations, we expect to be exposed to foreign currency exchange rate and commodity price risks, particularly related to rocket propellants, helium, and aluminum, among others, and potentially other market risks, including those related to interest rates or valuation of financial instruments, among others. There were no material changes in the Company's market risk since the year ended December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting as of March 31, 2023 was not effective due to the material weaknesses identified below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, material weaknesses identified are:

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

Remediation Plan

Our management, including our Chief Executive Officer and Chief Financial Officer, continue to work to design and implement both a short-term and a long-term remediation plan to correct the material weaknesses in our internal control over financial reporting as described below. We are focused on enhancing the design and implementation of effective internal control measures to improve our internal control over financial reporting and remediate these material weaknesses.

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
•
We are implementing and enhancing comprehensive business process controls over the preparation and review of journal entries, including the recent deployment of a new ERP system in the third quarter of 2022, and establishing additional controls to verify transactions are properly classified in the financial statements.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 7- Commitments and Contingencies, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

Except for the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on March 30, 2023 (as amended on March 31, 2023).

In addition, certain risk factors were disclosed in our Definitive Proxy Statement on Schedule 14A for the 2023 Annual Stockholders' Meeting, filed with the SEC on April 28, 2023, in connection with Proposal 2, pursuant to which the Company is seeking approval of a certificate of amendment to the Company’s charter to effect a reverse stock split. The reverse stock split, if approved by our stockholders and then subsequently implemented by our Board, is intended to increase the trading price of our Class A Common Stock to address the deficiency notice that we have received from Nasdaq, described in more detail below. Investors are encouraged to review these additional risk factors prior to making an investment in the Company and in conjunction with their review of this Quarterly Report on Form 10-Q and the additional risk factors set forth below.

Risk Factors Related to Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“Nasdaq”)

We currently fail to satisfy certain continued listing requirements of the National Association of Securities Dealers Automated Quotations (“Nasdaq”) Capital Market, have failed to satisfy certain of these requirements in the past and could fail to satisfy those requirements again in the future, which could negatively affect the market price of our Class A common stock, our liquidity and our ability to raise capital. Our failure to meet the continued listing requirements of Nasdaq Capital Market could result in a delisting of our Class A common stock.

On October 6, 2022, we received a deficiency notice from Nasdaq that we were not in compliance with Rule 5450(a)(1) of the listing requirements (the “Minimum Bid Price Requirement”) because our per share closing bid price has been below $1.00 for thirty consecutive business days. Currently, our Class A common stock trades on the Nasdaq Capital Market. At the time, our Class A common stock traded on the Nasdaq Global Select Market (see below for transition to Nasdaq Capital Market effective April 12, 2023). Nasdaq’s notice stated that if, at any time before April 4, 2023, the per share closing bid price of Astra’s Class A common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq’s staff will provide us written notice that we comply with the Minimum Bid Price Requirement. As of the date of this quarterly report, our per share closing bid price remains below $1.00. While this notice had no immediate effect on the listing of the Company’s Class A common stock, if we are unable to regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with the other listing standards for Nasdaq, it could result in the delisting of our Class A common stock from Nasdaq, which could have a material impact on your ability to sell shares of our Class A common stock.

On March 13, 2023, we submitted an application to Nasdaq for an additional 180-day period (the “Extended Compliance Period”) to comply with the minimum bid price requirement.

On April 10, 2023, the Company received a letter from Nasdaq notifying the Company that, while the Company has not regained compliance with the Minimum Bid Price Requirement, the Staff has determined that Astra is eligible for an additional 180 calendar day period, or until October 2, 2023, to regain compliance. Nasdaq’s determination was based on (i) Astra meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and (ii) Astra’s written notice to Nasdaq of its intention to cure the deficiency during the Extended Compliance Period. In connection with our request for extension to cure our notice of deficiency, we transferred our Class A Common Stock from the Nasdaq Global Select Market to the Nasdaq Capital Market, effective April 12, 2023.

On April 17, 2023, our Board adopted resolutions approving, declaring advisable and recommending to our stockholders for their approval at our upcoming annual meeting of stockholders on June 8, 2023, a Certificate of Amendment to the Charter (the “Reverse Stock Split Charter Amendment”) to effect a reverse stock split of our issued and outstanding Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”) with a ratio in the range between and including 1-for-5 shares and 1-for15 shares of each of our Class A Common Stock and Class B Common Stock, such ratio to be determined by our Board in its discretion. If the Reverse Stock Split Charter Amendment is passed by stockholders at the annual meeting, the Board may determine that it is in the best interests of stockholders to effectuate the Reverse Stock Split in order to cure the deficiency.

While we intend to monitor the per share closing bid price of our Class A common stock and consider available options, including the Reverse Stock Split, if our Class A common stock does not trade at a level likely to result in us regaining compliance with the Minimum Bid Price Requirement by the end of the Extended Compliance Period, we cannot be certain that those available options, including the Reverse Stock Split, would be sufficient to increase the closing per share price of our Class A common stock to more than $1.00 or prevent it from dropping below $1.00 at some point in the future.

There is no guarantee that we will regain compliance with the Minimum Bid Price Requirement, that we will maintain compliance with other Nasdaq listing standards, that the Reverse Stock Split Charger Amendment will be approved by stockholders or that we will be successful in implementing a Reverse Stock Split that cures the deficiency. We have previously failed to comply with listing standards as a result of our late filing of our Annual Report on Form 10-K for the year ended December 31, 2021, and there can be no assurance that we will not violate other Nasdaq listing standards in the future.

If we are unable to cure the deficiency during the Extended Compliance Period, Nasdaq will give notice that our Class A common stock is subject to delisting and we will be able to appeal that delisting before a Nasdaq hearings panel. Such a delisting would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again or improve the liquidity of our Class A common stock.

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

Risk Factors Related to the Instability of the U.S. Banking Industry

Instability caused by the closure of Silicon Valley Bank (“SVB”) and subsequent events impacting other financial institutions may result in a material adverse effect on the Company.

On March 10, 2023, the Company became aware that SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The Company is aware that Signature Bank was closed on March 12, 2023 and First Republic Bank was closed on May 1, 2023, creating general instability in the banking industry. As of March 31, 2023, the Company’s cash was held on deposit with SVB, a division of First Citizens Bank, which represents approximately 14% of the Company’s current cash, cash equivalents and marketable securities. As of March 31, 2023, the majority of Company’s cash equivalents and marketable securities are held in securities accounts with an affiliate of SVB, a division of First Citizens Bank. The Company moved expeditiously to diversify its banking relationships and no longer views its relationship with SVB as a material risk, but ongoing instability in the banking system may have an effect on other banking institutions to which the Company has transferred funds. If the Company is unable to access its capital in the short term for any reason, there will be material adverse impacts on its business operations as the Company will be unable to fund working capital, its payment obligations or other cash requirements. In this event, if it is unable to quickly access additional capital, the Company may be required to scale back its business operations to manage its cash flow needs. General instability in the banking industry could have adverse effects on the Company’s ability to secure necessary financing on favorable terms and may result in unfavorable terms with vendors and suppliers. Any reduction in the Company’s business operations is likely to affect the Company’s ability to meet its production deadlines for the Astra Spacecraft Engine™ and the launch targets for Rocket 4, and such delays could expose the Company to late fees, interest, penalties, fines or termination rights to its customers, suppliers, regulators and employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Warrant Agreement, dated February 3, 2023, by and between Astra Space, Inc. and ShareIntel-Shareholder Intelligence Services, LLC	10-K	001-39426	4.2	March 30, 2023
10.1*	Form of Performance Stock Option Agreement
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astra Space, Inc.

Date: May 15, 2023	By:	/s/ Chris C. Kemp
Chris C. Kemp
Chief Executive Officer and Chairman of Board and Principal Executive Officer

Date: May 15, 2023	By:	/s/ Axel Martinez
Axel Martinez
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer