Form 10-Q
period 2023-06-30
Astra Space, Inc.
filed 2023-08-14
CIK 1814329

Hello

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 217,501,756 shares of Class A common stock, $0.0001 par value per share, outstanding and 55,539,188 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$13,384	$33,644
Marketable securities	12,935	69,173
Trade accounts receivable	5,546	5,327
Inventories	11,231	4,142
Prepaid and other current assets	15,757	13,496
Total current assets	58,853	125,782
Non-current assets:
Property, plant and equipment, net	28,301	24,271
Right-of-use asset	11,096	12,813
Intangible assets, net	8,999	10,132
Other non-current assets	1,847	1,701
Total assets	$109,096	$174,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,187	$1,799
Operating lease obligation, current portion	3,797	3,800
Contingent consideration	14,510	33,900
Accrued expenses and other current liabilities	40,262	42,043
Total current liabilities	65,756	81,542
Non-current liabilities:
Operating lease obligation, net of current portion	7,548	9,051
Other non-current liabilities	8,629	1,796
Total liabilities	81,933	92,389

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 216,481,966 and 213,697,468 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	22	22
Class B common stock, $0.0001 par value; 65,000,000 shares authorized; 55,539,188 shares issued and outstanding as of both June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid in capital	1,905,870	1,902,213
Accumulated other comprehensive loss	(17)	(110)
Accumulated deficit	(1,878,718)	(1,819,821)
Total stockholders’ equity	27,163	82,310
Total liabilities and stockholders’ equity	$109,096	$174,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Launch services	$—	$1,988	$—	$5,899
Space products	707	694	707	694
Total revenues	707	2,682	707	6,593
Cost of revenues
Launch services	—	17,179	—	28,193
Space products	388	266	388	266
Total cost of revenues	388	17,445	388	28,459
Gross profit (loss)	319	(14,763)	319	(21,866)
Operating expenses:
Research and development	24,395	40,798	55,477	78,725
Sales and marketing	650	4,636	3,134	9,400
General and administrative	7,580	20,608	23,262	41,594
(Gain) Loss on change in fair value of contingent consideration	(16,625)	1,800	(19,390)	17,300
Total operating expenses	16,000	67,842	62,483	147,019
Operating loss	(15,681)	(82,605)	(62,164)	(168,885)
Interest income	384	356	1,714	530
Other income (expense), net	1,293	(54)	1,553	339
Loss before taxes	(14,004)	(82,303)	(58,897)	(168,016)
Income tax provision	—	—	—	-
Net loss	$(14,004)	$(82,303)	$(58,897)	$(168,016)

Net loss per share:
Weighted average number of shares of Class A common stock outstanding – basic and diluted	215,869,537	209,021,924	215,288,148	208,569,794
Net loss per share of Class A common stock – basic and diluted	$(0.05)	$(0.31)	$(0.22)	$(0.64)
Weighted average number of shares of Class B common stock outstanding – basic and diluted	55,539,188	55,539,188	55,539,188	55,539,188
Net loss per share of Class B common stock – basic and diluted	$(0.05)	$(0.31)	$(0.22)	$(0.64)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(14,004)	$(82,303)	$(58,897)	$(168,016)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities	24	(78)	93	(233)
Total comprehensive loss	$(13,980)	$(82,381)	$(58,804)	$(168,249)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	213,697,468	$22	55,539,188	$6	$1,902,213	$(110)	$(1,819,821)	$82,310
Stock-based compensation	—	—		—	5,328	—	—	5,328
Issuance of common stock under equity plans	1,588,976	—	—	—	441	—	—	441
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(44,893)	(44,893)
Balance as of March 31, 2023	215,286,444	$22	55,539,188	$6	$1,907,982	$(41)	$(1,864,714)	$43,255
Stock-based compensation benefit	—	—		—	(2,124)	—	—	(2,124)
Issuance of common stock under equity plans	1,195,522	—	—	—	—	—	—	—
Warrants					12			12
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(14,004)	(14,004)
Balance as of June 30, 2023	216,481,966	$22	55,539,188	$6	$1,905,870	$(17)	$(1,878,718)	$27,163

	Six Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	207,451,107	$22	55,539,188	$6	$1,844,875	$—	$(1,408,383)	$436,520
Stock-based compensation	—	—		—	17,041	—	—	17,041
Issuance of common stock under equity plans	1,159,383	—	—	—	793	—	—	793
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	—	—	(85,713)	(85,713)
Balance as of March 31, 2022	208,610,490	$22	55,539,188	$6	$1,862,709	$(155)	$(1,494,096)	$368,486
Stock-based compensation	—	—		—	12,791	—	—	12,791
Issuance of common stock under equity plans	797,935	—	—	—	27	—	—	27
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(82,303)	(82,303)
Balance as of June 30, 2022	209,408,425	$22	55,539,188	$6	$1,875,527	$(233)	$(1,576,399)	$298,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(58,897)	$(168,016)
Adjustments to reconcile net loss to cash flows used in operating activities
Stock-based compensation	3,216	29,832
Depreciation	1,900	6,004
Amortization of intangible assets	1,133	1,629
Inventory write-downs	—	18,828
Non-cash lease expense	1,716	729
Loss (Gain) on change in fair value of contingent consideration	(19,390)	17,300
Accretion (Amortization) of marketable securities purchased at a premium (discount)	(679)	132
Changes in operating assets and liabilities:
Trade accounts receivable	(219)	(1,632)
Inventories	(7,089)	(13,446)
Prepaid and other current assets	(2,261)	7,447
Other non-current assets	(146)	(2,393)
Accounts payable	7,783	6,268
Lease liabilities	(1,506)	(631)
Accrued expenses and other current liabilities	(1,885)	1,153
Other non-current liabilities	6,836	4,934
Net cash used in operating activities	$(69,488)	$(91,862)
Cash flows from investing activities:
Acquisition of trademark	—	(850)
Purchases of marketable securities	—	(102,010)
Proceeds from maturities of marketable securities	57,010	5,277
Purchases of property, plant and equipment	(8,223)	(32,064)
Net cash provided by (used in) investing activities	$48,787	$(129,647)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	441	106
Proceeds from Employee Stock Purchase Plans	—	711
Net cash provided by financing activities	$441	$817

Net decrease in cash and cash equivalents	$(20,260)	$(220,692)
Cash and cash equivalents at beginning of period	33,644	325,007
Cash and cash equivalents at end of period	$13,384	$104,315

Non-cash investing and financing activities:
Assets acquired included in accounts payable, accrued expenses and other current liabilities	1,062	4,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business

Astra Space, Inc. (the "Company") designs, tests, manufactures and operates the next generation of launch services and space products and services that it expects to enable a new generation of global communications, earth observation, precision weather monitoring, navigation, and surveillance capabilities. The Company's mission is to Improve Life on Earth from Space® through greater connectivity and more regular observation and to enable a wave of innovation in Low Earth Orbit ("LEO") by expanding its space platform offerings. Currently, the Company's business consists of two segments, a mobile orbital launch system (“Launch Services”) and a space products business that produces the Astra Spacecraft EngineTM products (“Space Products”).

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

Unless the context otherwise requires, “Astra” and the “Company” refers to Astra Space, Inc., the combined company and its subsidiaries following the Business Combination and Astra Space Operations, Inc. prior to the Business Combination. See Note 3 — Acquisitions for further discussion of the Business Combination, included in the Notes to Consolidated Financial Statements in Astra’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2023 (“2022 Annual Report”). The Company’s Class A common stock is listed on the Nasdaq under the symbol “ASTR”.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Astra and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial reporting. The condensed consolidated financial statements included herein are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The condensed consolidated balance sheet data as of December 31, 2022 were derived from Astra’s audited consolidated financial statements included in its 2022 Annual Report. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future period.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The impact of these reclassifications was not material to the condensed financial statements for the periods presented.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these unaudited condensed consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within the control of the Company as of the date the unaudited condensed consolidated financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the unaudited condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months through August 2024. Since inception, the Company has incurred significant operating losses and has an accumulated deficit of approximately $1.9 billion. As of June 30, 2023, the Company’s existing sources of liquidity included cash and cash equivalents of $13.4 million and marketable securities of $12.9 million. The Company believes that its current level of cash and cash equivalents and marketable securities are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In order to proceed with the Company’s business plan, the Company will need to raise substantial additional funds through the issuance of additional debt, equity or both. Until such time, if ever, the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financing, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to obtain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product development activities or future commercialization efforts. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all.

In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to raise additional capital through the issuance of equity or debt securities.

The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, its performance and investor sentiment with respect to the Company and its industry. See Note 8 – Stockholders’ Equity and Note 12 - Subsequent Events for additional information about financing arrangements entered into since June 30, 2023.

As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise substantial additional capital in the near term, the Company's operations and production plans will be scaled back or curtailed. See Note 12 - Subsequent Events for restructuring activities the Company has implemented since June 30, 2023. If the funds raised are insufficient to provide a bridge to full commercial production at a profit, the Company's operations could be severely curtailed or cease entirely and the Company may not realize any significant value from its assets.

The Company has, however, prepared these unaudited condensed consolidated financial statements on a going concern basis, assuming that the Company's financial resources will be sufficient to meet its capital needs over the next twelve months. Accordingly, the Company's financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should it be unable to continue in operation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains cash and cash equivalent balances in bank accounts with multiple banking partners. All cash accounts are located in the United States (“U.S.”) and insured by the FDIC up to $250,000. Marketable securities consist of highly liquid investments with financial institutions, which management believes to be of a high credit quality. The Company's accounts receivable are derived from revenue earned from customers or invoices billed to customer that represent unconditional right to consideration located within the U.S. The Company mitigates collection risks from its customers by performing regular credit evaluations of the Company's customers’ financial conditions. The Company believes there is no exposure to any significant credit risks related to its cash and cash equivalents or accounts receivable and has not experienced any losses in such accounts.

As of June 30, 2023 and December 31, 2022, the following customers accounted for greater than 10% of the Company's trade accounts receivable:

	June 30, 2023	December 31, 2022
Customer 1	25.7%	21.7%
Customer 2	20.7%	53.3%
Customer 3	16.5%	20.8%
Customer 4	13.2%	—
Customer 5	10.3%	—

For the three and six months ended June 30, 2023 and 2022, the following customers accounted for greater than 10% of the Company's total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer 4	100.0%	—	100%	—
Customer 6	—	90.9%	—	84.1%
Customer 7	—	(1)	—	10.5%

____________

(1)
These customers accounted for less than 10% of the recognized revenue for the period.

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

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted the ASU on January 1, 2023. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided temporary relief when transitioning from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) or another applicable rate during the original transition period ending on December 31, 2022. In March 2021, the UK Financial Conduct Authority (the “FCA”) announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of U.S. dollar LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. In light of this development, the FASB issued this update to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company does not anticipate this new guidance to have a material impact on its financial position, results of operations, cash flows, or related disclosures.

Note 2 — Revenues

The work performed by the Company in fulfilling Launch Services and Space Products performance obligations is not expected to create an asset to the customer since the launch vehicle that is built to deliver the customer’s payload into orbit will not be owned by the customer nor will the propulsion systems that are built to thrust the customers' satellite into orbit be controlled by the customer until they are delivered to the customer. The Company recognizes revenue at a point in time upon satisfaction of the performance obligations under its Launch Services and Space Products agreements. The following table presents revenue disaggregated by type for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
in thousands	2023	2022	2023	2022
Launch services	$—	$1,988	$—	$5,899
Space products	707	694	707	694
Total revenues	$707	$2,682	$707	$6,593

Contracts with governmental entities involving research and development milestone activities do not represent contracts with customers under ASC 606 and as such, amounts received are recorded in other income in the unaudited condensed consolidated statements of operations. $1.5 million such income was recorded for the three and six months ended June 30, 2023. No such income was recorded for the three months ended June 30, 2022. The Company recorded $0.4 million in other income for the six months ended June 30, 2022.

Contract balances

Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Contract assets become receivables once the Company's rights to consideration become unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. The Company had deferred contract costs of $3.3 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively. The Company had contract liabilities of $33.1 million and $24.1 million as of June 30, 2023 and December 31, 2022, respectively. During both the three and six months ended June 30, 2023, the Company recognized $0.7 million of revenue that was included in the contract liabilities balance at the beginning of the periods. During the three and six months ended June 30, 2022, the Company recognized revenue of $2.7 million and $4.9 million, respectively, that was included in the contract liabilities balance at the beginning of the periods.

Remaining performance obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. Customers are not considered committed when they are able to terminate their contractual obligations to the Company without payment of a substantive penalty under the contract. The Company had unsatisfied performance obligations of $95.2 million as of June 30, 2023, $46.0 million of which is expected to be recognized by June 2024, and $49.2 million between July 2024 and 2028.

Note 3 — Supplemental Financial Information

Inventories

in thousands	June 30, 2023	December 31, 2022
Raw materials	$9,090	$2,622
Work in progress	2,141	1,520
Finished goods	—	—
Inventories	$11,231	$4,142

There were no inventory write-downs recorded during the three and six months ended June 30, 2023. There were $13.3 million and $18.8 million of inventory write-downs recorded within cost of revenues during the three and six months ended June 30, 2022, respectively, of which $10.2 million of inventory write-downs related to the discontinuance of production of the former version of the Company's launch vehicle as it focuses on developing the new version of its launch system. The amounts as of December 31, 2022 have been revised to correct the classification of inventory between raw materials and work in progress and to correct the classification of deferred contract costs from inventory to prepaid and other current assets.

Prepaid and other current assets

in thousands	June 30, 2023	December 31, 2022
Deposits	$5,592	$379
Prepaid license and other prepaid expenses	3,030	3,589
Employee Retention Credit - Payroll Tax	2,101	4,283
Deferred contract costs	3,306	2,446
Other current assets	1,728	2,799
Prepaid and other current assets	$15,757	$13,496

Property, Plant and Equipment, net

Presented in the table below are the major classes of property, plant and equipment:

in thousands	June 30, 2023	December 31, 2022
Construction in progress	$6,703	$8,309
Computer and software	2,924	2,810
Leasehold improvements	11,946	10,390
Research equipment	9,031	9,042
Production equipment	20,042	14,100
Furniture and fixtures	500	565
Total property, plant and equipment	51,146	45,216
Less: accumulated depreciation	(22,845)	(20,945)
Property, plant and equipment, net	$28,301	$24,271

Depreciation expense amounted to $1.1 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense amounted to $1.9 million and $6.0 million for the six months ended June 30, 2023 and 2022, respectively.

No impairment charges were recorded for the three and six months ended June 30, 2023 and 2022.

Accrued Expenses and Other Current Liabilities

in thousands	June 30, 2023	December 31, 2022
Employee compensation and benefits	$3,133	$5,861
Contract liabilities, current portion	26,511	24,137
Construction in progress related accruals	320	2,692
Professional services	2,787	756
Accrued expenses	3,484	4,423
Accrued inventory purchases	3,110	2,848
Other (miscellaneous)	917	1,326
Accrued expenses and other current liabilities	$40,262	$42,043

Other Non-Current Liabilities

in thousands	June 30, 2023	December 31, 2022
Contract liabilities, net of current portion	$6,605	$—
Other (miscellaneous)	2,024	1,796
Other non-current liabilities	$8,629	$1,796

Note 4 — Intangible Assets

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2023
Definite-lived intangible assets
Developed technology	$9,909	$(3,687)	$6,222
Customer contracts and related relationship	2,383	(1,712)	671
Trade names	123	(123)	—
Intangible assets subject to amortization	12,415	(5,522)	6,893
Indefinite-lived intangible assets
Trademarks	2,106	—	2,106
Total	$14,521	$(5,522)	$8,999

There were no impairment charges for the three and six months ended June 30, 2023 and 2022.

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2022
Definite-lived intangible assets
Developed technology	$9,909	$(2,910)	$6,999
Customer contracts and related relationship	2,383	(1,376)	1,007
Trade names	123	(103)	20
Intangible assets subject to amortization	12,415	(4,389)	8,026
Indefinite-lived intangible assets
Trademarks	2,106	—	2,106
Total	$14,521	$(4,389)	$10,132

Based on the amount of intangible assets as of June 30, 2023, the expected amortization expense for each of the next five years and thereafter is as follows:

in thousands	Expected Amortization Expense
2023 (remainder)	$1,114
2024	1,891
2025	1,555
2026	1,555
2027	778
Total Intangible assets subject to amortization	$6,893

Note 5 — Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and six months ended June 30, 2023 and 2022, the Company recognized no provision for income taxes consistent with the losses incurred and the valuation allowance against the deferred tax assets.

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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the Company's current analysis of the provisions, the Company does not believe this legislation will have a material impact on its consolidated financial statements. The Company will continue to monitor for additional guidance related to the Act.

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

The Company uses the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The carrying amounts of Company's financial instruments, which include cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and certain other current liabilities approximate fair value because of their short-term maturities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

in thousands	June 30, 2023
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$327	$—	$—	$327
Marketable securities
US Treasury securities	7,952	—	—	7,952
Corporate debt securities	—	4,983	—	4,983
Total financial assets	$8,279	$4,983	$—	$13,262
Liabilities:
Contingent consideration	$—	$—	$14,510	$14,510
Total financial liabilities	$—	$—	$14,510	$14,510

in thousands	December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$21,909	$—	$—	$21,909
Marketable securities
US Treasury securities	14,713	—	—	14,713
Corporate debt securities	—	16,915	—	16,915
Commercial paper	—	34,698	—	34,698
Asset backed securities	—	2,847	—	2,847
Total financial assets	$36,622	$54,460	$—	$91,082
Liabilities:
Contingent consideration	$—	$—	$33,900	$33,900
Total financial liabilities	$—	$—	$33,900	$33,900

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments:

in thousands	Contingent Consideration
Fair value as of December 31, 2022	$33,900
Gain on change in fair value of contingent consideration	(19,390)
Fair value as of June 30, 2023	$14,510

in thousands	Contingent Consideration
Fair value as of December 31, 2021	$13,700
Loss on change in fair value of contingent consideration	17,300
Fair value as of June 30, 2022	$31,000

In connection with the Apollo Fusion, Inc. ("Apollo") acquisition, the Company was required to make contingent payments in cash and Class A common stock, subject to the Apollo assets achieving certain revenue and contract thresholds from the date of the acquisition through December 31, 2023. The fair value of the contingent consideration related to the acquisition of Apollo Fusion, Inc. (“Apollo”) is classified as a Level 3 financial instrument. As of June 30, 2023, given the limited number of months remaining in the earn-out period, the Company estimated the fair value of contingent consideration using its current forecast of eligible revenues and contracts through December 31, 2023. In all prior periods since the acquisition closed on July 1, 2021, the Company used a Monte Carlo simulation model to determine the fair value of the contingent consideration due to the significant variability of estimating future revenues and contracts during those prior periods. The Monte Carlo simulation considered assumptions including revenue volatility, risk free rates, discount rates and additional revenue discount rate. Additionally, other key assumptions used in the Monte Carlo simulation included forecasted revenues from new customers and probability of achieving them. The following table sets forth the significant assumptions utilized to determine the fair value of contingent consideration as of December 31, 2022:

December 31, 2022
Risk-free interest rate	4.14%
Expected revenue volatility	19.00%
Revenue discount rate	10.00%
Discount rate	7.50%

The Company began investing in available-for-sale marketable securities in the first quarter of 2022. These marketable securities are classified as short term investments on the unaudited condensed consolidated balance sheets. The following is a summary of available-for-sale marketable securities as of June 30, 2023 and December 31, 2022:

in thousands	June 30, 2023
Description	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$7,960	$(8)	$7,952
Corporate debt securities	4,992	(9)	4,983
Total available-for-sale marketable securities	$12,952	$(17)	$12,935

in thousands	December 31, 2022
Description	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$14,763	$(50)	$14,713
Corporate debt securities	16,972	(57)	16,915
Commercial paper	34,698	—	34,698
Asset backed securities	2,850	(3)	2,847
Total available-for-sale marketable securities	$69,283	$(110)	$69,173

The following table presents the breakdown of the available-for-sale marketable securities in an unrealized loss position as of June 30, 2023.

in thousands	June 30, 2023
	Fair Value	Gross Unrealized Loss
U.S. Treasury securities
Less than 12 months	$7,952	$(8)
Total	$7,952	$(8)

Corporate debt securities
Less than 12 months	$4,983	$(9)
Total	$4,983	$(9)

in thousands	December 31, 2022
	Fair Value	Gross Unrealized Loss
U.S. Treasury securities
Less than 12 months	$14,713	$(50)
Total	$14,713	$(50)

Corporate debt securities
Less than 12 months	$16,915	$(57)
Total	$16,915	$(57)

Commercial paper
Less than 12 months	$34,698	$—
Total	$34,698	$—

Asset backed securities
Less than 12 months	$2,847	$(3)
Total	$2,847	$(3)

The Company does not believe these available-for-sale marketable securities to be other-than-temporarily impaired as of June 30, 2023. There were no realized gains or losses on available-for-sale marketable securities during the three and six months ended June 30, 2023 and 2022.

	June 30, 2023
in thousands	Amortized Cost	Fair Value
Due in 1 year or less	$12,952	$12,935

	December 31, 2022
in thousands	Amortized Cost	Fair Value
Due in 1 year or less	$69,283	$69,173

Note 7. Commitments and Contingencies

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

On February 9, 2022, a putative class action was filed in the United States District Court for the Eastern District of New York styled Artery v. Astra Space, Inc. et al., Case No. 1:22-cv-00737 (E.D.N.Y.) (the “Artery Action”). On March 23, 2022, a second putative class action was filed in the United States District Court for the Eastern District of New York styled Riley v. Astra Space, Inc., et al., Case No. 1:22-cv-01591 (E.D.N.Y.) (the “Riley Action”). On November 14, 2022, the Artery Action and the Riley Action were consolidated into a single action (the “Securities Action”), restyled In re Astra Space Inc. f/k/a Holicity Inc. Securities Litigation, and Lead Plaintiffs were appointed. On December 14, 2022, the Securities Action was transferred to the United States District Court for the Northern District of California under Case No. 3:22-cv-08875. On December 28, 2022, Lead Plaintiffs filed their amended complaint. The amended complaint alleges that the Company and several of its current and former officers and directors violated provisions of the Securities Exchange Act of 1934 with respect to certain statements concerning the Company’s projected launch cadence and payload capacity goals. The amended complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s securities between February 2, 2021 and December 29, 2021. Defendants moved to dismiss on December 28, 2022. See Note 12 - Subsequent Events for developments in the Securities Action occurring after June 30, 2023.

On April 27, 2022, a stockholder derivative suit was filed in the United States District Court for the Eastern District of New York styled Gonzalez v. Kemp, et al., Case No. 22-cv-02401 (E.D.N.Y.) (the “Gonzalez Action”). On January 25, 2023, the plaintiff filed an amended complaint. The amended complaint asserts claims against certain of the Company’s current and former officers and directors for alleged breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, alleged violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and for contribution under Section 10(b) and 21D of the Exchange Act based upon the conduct alleged in the Securities Action described above. The plaintiff in the Gonzalez Action seeks monetary damages in favor of the Company in an unstated amount, reforms to the Company’s corporate governance and internal procedures, restitution including disgorgement of any compensation, profits or other benefits received, and reimbursement of the plaintiff's reasonable fees and costs, including attorney’s fees. On February 17, 2023, the Gonzalez Action was transferred to the United States District Court for the Northern District of California under Case No. 3:23-cv-00713. Defendants filed a motion to dismiss the amended complaint on April 18, 2023. On June 12, 2023, the Court in the Gonzalez Action granted the Company’s motion to stay the case until a final judgment has been issued in the Securities Action. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

The Company has tendered defense of each of the foregoing claims under its Directors’ and Officers’ policy. The retention under this policy is $20.0 million.

On or about June 30, 2023, a stockholder derivative suit was filed in the Delaware Court of Chancery styled Capani v. Chris C. Kemp, et al., C.A. No. 2023-0676- (“Capani Action”). The Capani Action appears to be brought by the same plaintiff who filed the first derivative complaint in the District Court of Delaware in early 2022. The first derivative complaint was voluntarily dismissed without prejudice after the Company filed a motion to dismiss. The stockholder subsequently served a books and records demand before filing the present lawsuit. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Indemnification Obligations to former Company Board Members

On May 20, 2022, a putative class action was filed in the Court of Chancery of the State of Delaware styled Newbold v. McCaw et. al., Case No. 2022-0439 (the “Newbold Action”). The complaint alleges that Pendrell Corporation, X-icity Holdings Corporation f/k/a Pendrell Holicity Holdings and certain former officers, directors or controlling stockholders of Holicity, Inc. n/k/a Astra Space, Inc., breached their fiduciary duties to the Company in closing on the Business Combination. The complaint seeks unspecified damages on behalf of a purported class of stockholders of the Company’s securities during a specified time period.

Neither the Company nor any of its board members are parties in this action. Mr. McCaw, who served as a former member of the Company’s board, is a defendant in this action, but the allegations relate to periods prior to the Business Combination. Astra is obligated to indemnify certain of the defendants in the Newbold Action. The Company has tendered defense of this action under its Directors’ and Officers' Policy. The Company also tendered defense of this claim under the tail policy it was required to purchase in connection with the Business Combination. The retention under the tail policy is $1.5 million. Due to the early stage of this case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined. See Note 12 – Subsequent Events for information about developments occurring in the Newbold Action after June 30, 2023.

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

Purchase Commitments

In order to reduce manufacturing lead times and to have access to an adequate supply of components, the Company enters into agreements with certain suppliers to procure component inventory based on the Company's production needs. A significant portion of the Company's purchase commitments arising from these agreements consist of firm and non-cancelable commitments. As of June 30, 2023, the Company had $27.1 million outstanding purchase commitments whose terms run through May 2026. Payments will be made against these supplier contracts as deliveries occur throughout the term.

Note 8 — Stockholders’ Equity

Common and Preferred Stock

As of June 30, 2023, the Company had authorized a total of 466,000,000 shares of stock, consisting of (i) 400,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), (ii) 65,000,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). As of June 30, 2023, the Company had 216,481,966 and 55,539,188 shares of Class A and Class B common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of June 30, 2023.

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

Reverse Stock Split

On June 8, 2023, the Company’s stockholders approved a reverse stock split of all issued and outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”), at a ratio in the range of 1-for-5 to 1-for-15, with the final decision of whether to proceed with the Reverse Stock Split and the exact ratio and timing of the reverse stock split to be determined by the board of directors, in its discretion, but no later than June 8, 2024. See Note 12 – Subsequent Events for information on developments occurring with respect to the Reverse Stock Split after June 30, 2023.

Common Stock Purchase Agreement

On August 2, 2022, the Company entered into a Common Stock Purchase Agreement (the "B. Riley Agreement") and a Registration Rights Agreement with B. Riley. Pursuant to the Purchase Agreement, the Company will have the right to sell to B. Riley up to the lesser of (i) $100.0 million of newly issued shares (the “Shares”) of the Class A Common Stock, and (ii) 53,059,650 Shares of Class A common stock, which number of shares is equal to 19.99% of the sum of Class A common stock and Class B common stock issued and outstanding immediately prior to the execution of the B. Riley Purchase Agreement (subject to certain conditions and limitations), from time to time during the term of the B. Riley Purchase Agreement. See Note 12 – Subsequent Events for information regarding the B. Riley Agreement and the Registration Rights Agreement occurring after June 30, 2023.

Note 9 — Stock-based Compensation

Stock-based incentive awards are provided to employees under the terms of Astra's 2021 Omnibus Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

Under the 2021 Plan, the Company grants restricted stock units (“RSUs”), performance-based stock units ("PSUs"), time-based stock options and performance stock options ("PSOs") to its executive officers. RSUs and time-based stock options granted have service-based vesting conditions only. PSUs granted have service and performance conditions. The service conditions vary for each executive officer and is based on their continued service to the Company. Stock option holders have a 10-year period to exercise their options before options expire. In July 2022, the PSU agreements were amended to remove the performance-based vesting conditions and only retain the time-based vesting condition. Forfeitures are recognized in the period of occurrence and stock-based compensation costs are recognized based on grant-date fair value as RSUs and time-based stock options vest.

2023 Bonus Incentive Plan

Under the 2021 Plan, the Board approved the 2023 Bonus Incentive Plan (the "2023 Bonus Plan") on December 12, 2022 for the majority of employees. The 2023 Bonus Plan, in part, provides for performance stock options to be granted to executives, certain key contributors and to the employees.

On March 8, 2023, the Company approved the issuance of an aggregate of 5.3 million PSOs under the 2023 Bonus Plan to certain executives and key contributors, which may be earned for such quarter over a two year period based on meeting certain performance conditions. The performance conditions, as further described below, are structured such that the PSOs allocated to each quarter will be earned on a quarterly basis upon the achievement of quarterly Baseline and Stretch Key Performance Indicators ("KPIs") associated with the operations of the Company's Launch Services and Space Products segments. The KPIs are approved by the Compensation Committee at the beginning of each quarter and are communicated to the award holders thereafter, upon such communication establishing the measurement date for that quarter's PSO allocation. The KPIs related to the PSOs allocated to the first and second quarter of 2023 were not communicated to the award holders until May 31, 2023; accordingly, the Company has determined May 31, 2023 as the measurement date for these PSO awards.

The Company used the Black-Scholes option pricing-model to calculate the fair value of $0.4 million for the first and second quarter PSOs as of May 31, 2023 using the March 8, 2023 closing price based on fair value inputs as of the grant date. As of June 30, 2023, none of the KPIs for the first and second quarter of fiscal year 2023 were achieved. Accordingly, no stock-based compensation expense has been recognized for PSOs allocated to the first and second quarter of 2023 and awards have no intrinsic value as of June 30, 2023 as the awards will be remeasured with the third quarter allocation of the awards and KPIs.

The Company has not determined the fair value of the PSO awards allocated to the remainder 2023 and 2024 as the KPIs for those awards have not yet been determined or communicated. As a result, the measurement date of this portion of the award has not been achieved and no stock-based compensation expense has been recognized for the awards to date.

Cancellation of Performance Stock Options awards with Service, Performance and Market Conditions

On September 20, 2021, under the 2021 Plan, the Company’s Board granted 13,016,178 performance stock options to its executive officers. Of the performance stock options originally granted, only 9,762,133 remained outstanding due to forfeitures occurring in connection with the resignations of former executive officers. The performance stock options were subject to the achievement of the following milestones and the milestones did not need to be achieved in any specific order or sequence:

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

After a milestone is achieved, twenty percent (20%) of the PSO grant would vest on the vesting date immediately following the date that the volume weighted average share price for a period of thirty trading days has met the share price threshold. For this purpose, a “vesting date” is the February 15, May 15, August 15 or November 15 immediately following the date the share price threshold is achieved and the “share price threshold” is (a) $15.00 following the achievement of the first milestone; (b) $20.00 following the achievement of the second milestone; (c) $30.00 following the achievement of the third milestone; (d) $40.00 following the achievement of the fourth milestone, and (e) $50.00 following the achievement of the fifth milestone.

During the second quarter, the Board determined that the performance stock options no longer served the goal of driving financial performance and long-term shareholder value, nor did they serve as retention tools for the Company’s executive officers. Accordingly, the Board recommended cancellation of the PSOs, subject to stockholder approval.

On June 8, 2023, stockholders approved the cancellation of the performance stock options and a proposed framework for a replacement award, to be granted to Mr. Kemp, Dr. London and Mr. Attiq before July 31, 2023, subject to the Board’s approval of the final award terms, including any performance conditions. As of August 14, 2023, the Board has not approved replacement awards.

As a result of the cancellation of the PSO, without a concurrent replacement award, the cancellation is deemed a settlement of the award with no consideration under ASC 718. As of June 8, 2023, the share price requirements had not been met and on June 8, 2023, the Company assessed the probability of success for the five milestones mentioned above and determined that only Milestone A has been achieved without the share price threshold. As of the date of cancellation, the Company concluded that achievement of Milestone B was not probable as a result of the Company’s decision to focus on its Space Products business. Therefore, the Company reversed all stock-based compensation expense to date of $6.8 million associated with Milestone B during the three months ended June 30, 2023. Additionally, the $3.6 million of unrecognized stock-based compensation expense remaining for Milestone B and $24.6 million unrecognized stock-compensation expense associated with Milestones C - E were not recognized as stock-based compensation as achievement of the performance conditions was determined to not be probable.

The following table summarizes stock-based compensation (benefit) expense that the Company recorded in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2023	2022	2023	2022
Cost of revenues	$—	$456	$—	$697
Research and development	1,336	4,832	3,695	11,568
Sales and marketing	(936)	1,417	(556)	2,997
General and administrative	(2,512)	6,086	77	14,570
Stock-based compensation (benefit) expense	$(2,112)	$12,791	$3,216	$29,832

The Company recognized $0.1 million and $1.2 million compensation costs related to PSUs for the six months ended June 30, 2023 and 2022, respectively, to reflect the PSUs that satisfied the time-based vesting condition on the time-vesting dates.

As of June 30, 2023, the Company had $42.6 million of unrecognized stock-based compensation expense related to all of the Company's stock-based awards. This cost is expected to be recognized over a weighted-average period of 3.1 years.

Stock Options Awards

The following is a summary of stock option activity for the six months ended June 30, 2023:

	No. of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in Years)	Aggregate Intrinsic Value

Outstanding – December 31, 2022	16,248,601	$7.11	8.4	$9,630
Granted	16,959,558	0.52	8.2	—
Exercised	180,923	0.46	0.4	—
Forfeited/Cancelled	(12,154,477)	7.41	—	—
Expired	(93,082)	1.89	—	—
Outstanding – June 30, 2023	21,141,523	$1.64	8.9	$64,724

Unvested – June 30, 2023	16,912,151	$0.28	9.32	$56,754
Exercisable – June 30, 2023	4,229,372	$7.07	7.1	$7,970

The Company uses the Black-Scholes option pricing-model to calculate the grant date fair value of time-based and performance-based options. The following table summarizes the assumptions used in estimating the fair value of options granted in the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Expected terms (years)(1)	6.7	5.8
Expected volatility(2)	97.2%	68.9%
Risk-free interest rate(3)	3.5%	1.7%
Expected dividend rate(4)	—	—
Grant-date fair value	$0.35 - $0.56	$3.20

____________

(1)
The expected term is the length of time the grant is expected to be outstanding before it is exercised or terminated. This number is calculated as the midpoint between the vesting term and the original contractual term (contractual period to exercise). If the option contains graded vesting, then the vesting term would be based on the vesting pattern.
(2)
Expected volatility, or the standard deviation of annualized returns, was calculated based on the Company's common stock price history for the expected term as of the valuation date.
(3)
Risk-free interest was obtained from U.S. treasury notes for the expected terms noted as of the valuation date.
(4)
The Company has assumed a dividend yield of zero as it has no plans to declare dividends in the foreseeable future.

Restricted Stock Units Awards

The following is a summary of restricted stock units for the six months ended June 30, 2023:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Outstanding – December 31, 2022	16,121,844	$3.35
Granted	990,959	0.52
Vested	(1,818,269)	4.81
Forfeited	(3,168,829)	3.90
Outstanding – June 30, 2023	12,125,705	$2.75

Total fair value as of the respective vesting dates of restricted stock units vested for the six months ended June 30, 2023 was approximately $0.9 million. As of June 30, 2023, the aggregate intrinsic value of unvested restricted stock units was $4.5 million.

2021 ESPP

The 2021 ESPP, which is maintained by the Company, allows employees to purchase the Company’s common stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each six-month purchase period. 0.8 million shares were issued under the 2021 ESPP during the six months ended June 30, 2023. As of June 30, 2023, 9.1 million shares remain available for issuance under the 2021 ESPP. As of June 30, 2023, the Company had $0.2 million of unrecognized stock-based compensation expense related to the 2021 ESPP. This cost is expected to be recognized over a weighted-average period of 0.76 years.

Note 10 — Loss per Share

The Company computes earnings per share of Common Stock using the two-class method required for participating securities. Basic and diluted earnings per share were the same for the periods presented as the inclusion of all potential Common Stock outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(11,138)	$(2,866)	$(65,025)	$(17,278)
Basic weighted average common shares outstanding	215,869,537	55,539,188	209,021,924	55,539,188
Dilutive weighted average common shares outstanding	215,869,537	55,539,188	209,021,924	55,539,188
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(0.05)	$(0.05)	$(0.31)	$(0.31)

	Six months ended June 30,
	2023		2022
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(46,819)	$(12,078)	$(132,684)	$(35,332)
Basic weighted average common shares outstanding	215,288,148	55,539,188	208,569,794	55,539,188
Dilutive weighted average common shares outstanding	215,288,148	55,539,188	208,569,794	55,539,188
Loss per share attributable to common stockholders:
Basic and Diluted loss per share	$(0.22)	$(0.22)	$(0.64)	$(0.64)

There were no preferred dividends declared or accumulated as of June 30, 2023. The following Class A securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	June 30,
	2023	2022
Stock options	15,879,677	8,166,274
RSUs	12,091,018	15,558,491
Warrants	25,000	—
Total	27,995,695	23,724,765

There were no Class B securities that were excluded in the computation of diluted shares outstanding for the three and six months ended June 30, 2023 and 2022.

Note 11 — Segment Information

The Company reports segment information based on a “management” approach to reflect the operating segments for which the Company’s Chief Executive Officer, as the Chief Operating Decision Maker (“CODM”), makes decisions and assesses performance. Prior to the current reporting period, the Company had a single operating and reporting segment. Following commencement of revenue-generating activities for Space Products (as defined below) during the third quarter of fiscal year 2022, the Company restructured the management, operations, and periodic management and internal reporting packages to address the shift in strategy. As a result of these changes, the Company determined that its reporting segments had changed and that beginning in the third quarter of 2022, the Company has two operating and reporting segments: Launch Services and Space Products. The Company recast prior period information related to the change in segments.

Launch Services segment provides rapid, global, and affordable launch services to satellite operators and governments.

Space Products consist of designing and providing space products based on the customers' needs for a successful satellite launch.

The following table shows revenue by reporting segment for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
in thousands	2023	2022	2023	2022
Revenues:
Launch services	$—	$1,988	$—	$5,899
Space products	707	694	707	694
Total revenues:	$707	$2,682	$707	$6,593

Cost of revenues:
Launch services	—	17,179	$—	$28,193
Space products	388	266	388	266
Total cost of revenues:	$388	$17,445	$388	$28,459

Gross profit (loss):
Launch services	$—	$(15,191)	$—	$(22,294)
Space products	319	428	319	428
Total gross profit (loss):	$319	$(14,763)	$319	$(21,866)

The Company evaluates the performance of its reporting segments based on segment gross profit. Segment gross profit is segment revenue less segment cost of revenue. Unallocated expenses include operating expenses related to research and development, selling and marketing and general and administrative expenses as they are not considered when management evaluates segment performance.

The following table reconciles segment gross profit to loss before income taxes for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
in thousands	2023	2022	2023	2022
Gross profit (loss)	$319	$(14,763)	$319	$(21,866)
Research and development	24,395	40,798	55,477	78,725
Selling and marketing	650	4,636	3,134	9,400
General and administrative	7,580	20,608	23,262	41,594
Loss (Gain) on change in fair value of contingent consideration	(16,625)	1,800	(19,390)	17,300
Interest (income) expense, net	(384)	(356)	(1,714)	(530)
Other expense (income), net	(1,293)	54	(1,553)	(339)
Loss before taxes	$(14,004)	$(82,303)	$(58,897)	$(168,016)

The Company does not evaluate performance or allocate resources based on reporting segment’s total assets or operating expenses, and therefore such information is not presented.

All of the Company’s long-lived assets are located in the United States. The Company is subject to International Traffic in Arms Regulations (“ITAR”) and generates all of its revenue in the United States.

Note 12 — Subsequent Events

B. Riley Agreement and Registration Rights Agreement

Effective July 5, 2023 and in conjunction with the Company entering into the Sales Agreement (defined below), the Company terminated the B Riley Agreement. As of July 5, 2023, B. Riley did not hold any Registrable Securities (as such term is defined in the Registration Rights Agreement). Accordingly, the Company’s obligations under the Registration Rights Agreement were also terminated as of July 5, 2023.

Reverse Stock Split

On July 6, 2023, the Company’s board of directors approved the Reverse Stock Split at a ratio of (a) one (1) new share of Class A Common Stock for fifteen (15) shares of Class A Common Stock then issued and outstanding; and (b) one (1) new share of Class B Common Stock for fifteen (15) shares of Class B Common Stock then issued and outstanding. The Reverse Stock Split is expected to be consummated on or before October 2, 2023, by the filing of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation.

The following pro forma loss shares outstanding and per share is provided to show the effect of the reverse stock split for the periods presented:

	Three Months Ended June 30, 2023
	As Reported		Impact of Reverse Stock Split		Revised
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Net loss attributed to common stockholders	$(11,138)	$(2,866)			$(11,138)	$(2,866)
Basic weighted average common shares outstanding	215,869,537	55,539,188	(201,478,234)	(51,836,575)	14,391,302	3,702,613
Dilutive weighted average common shares outstanding	215,869,537	55,539,188	(201,478,234)	(51,836,575)	14,391,302	3,702,613
Basic and Diluted loss per share	$(0.05)	$(0.05)	$(0.72)	$(0.72)	$(0.77)	$(0.77)

	Three Months Ended June 30, 2022
	As Reported		Impact of Reverse Stock Split		Revised
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Net loss attributed to common stockholders	$(65,025)	$(17,278)			$(65,025)	$(17,278)
Basic weighted average common shares outstanding	209,021,924	55,539,188	(195,087,129)	(51,836,575)	13,934,795	3,702,613
Dilutive weighted average common shares outstanding	209,021,924	55,539,188	(195,087,129)	(51,836,575)	13,934,795	3,702,613
Basic and Diluted loss per share	$(0.31)	$(0.31)	$(4.36)	$(4.36)	$(4.67)	$(4.67)

	Six Months Ended June 30, 2023
	As Reported		Impact of Reverse Stock Split		Revised
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Net loss attributed to common stockholders	$(46,819)	$(12,078)			$(46,819)	$(12,078)
Basic weighted average common shares outstanding	215,288,148	55,539,188	(200,935,605)	(51,836,575)	14,352,543	3,702,613
Dilutive weighted average common shares outstanding	215,288,148	55,539,188	(200,935,605)	(51,836,575)	14,352,543	3,702,613
Basic and Diluted loss per share	$(0.22)	$(0.22)	$(3.04)	$(3.04)	$(3.26)	$(3.26)

	Six Months Ended June 30, 2022
	As Reported		Impact of Reverse Stock Split		Revised
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Net loss attributed to common stockholders	$(132,684)	$(35,332)			$(132,684)	$(35,332)
Basic weighted average common shares outstanding	208,569,794	55,539,188	(194,665,141)	(51,836,575)	13,904,653	3,702,613
Dilutive weighted average common shares outstanding	208,569,794	55,539,188	(194,665,141)	(51,836,575)	13,904,653	3,702,613
Basic and Diluted loss per share	$(0.64)	$(0.64)	$(8.90)	$(8.90)	$(9.54)	$(9.54)

ATM Sales Agreement

On July 10, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC ("Roth”). The Sales Agreement provides for the offer and sale of up to $65.0 million of the Company’s newly issued Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), from time to time through an “at the market offering” program. The Company will specify the parameters for the sale of the shares of Class A common stock, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company may offer and sell up to $65.0 million of shares of Class A common stock pursuant to the Sales Agreement; provided however that, until the consummation of the Reverse Stock Split, the Company may only offer and sell 50 million shares of Class A common stock pursuant to the terms of the Sales Agreement. Actual sales of Class A common stock under the Sales Agreement will depend on a variety of factors including, among other things, market conditions and the trading price of the Class A common stock, and the full amount of capital may not be fully realized. The Company intends to use the net proceeds from these at-market offerings, if any, for working capital and general corporate purposes. The Company's general corporate purposes include, but are not limited to, pursuing our growth strategies, continuing the development of our Launch System 2 and expansion of our Astra Spacecraft Engine™ business, capital expenditures, funding strategic investments, working capital and satisfaction of other obligations and other liabilities.

The terms of the Securities Purchase Agreement and Notes (both defined and described below) require the Company to maintain an approved at-the-market equity program and/or equity line that, at all times, shall have available and unused capacity to generate at least $20.0 million of gross proceeds to the Company, which restriction will limit the Company’s ability to use the full capacity of this Sales Agreement while the Senior Notes (defined below) are outstanding.

Newbold Action

On or about July 21, 2023, the Delaware Chancery Court denied the defendants’ motion to dismiss the amended complaint.

Securities Action

On August 2, 2023, the Company received an order granting its motion to dismiss the amended complaint in the Securities Action. The plaintiffs in this action have a period of 21 days to file an amended complaint. The Company continues to believe that the Securities Action is without merit and intends to defend it vigorously if the plaintiffs timely file an amended complaint. Due to this right and the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Senior Notes and Warrants Offering

Securities Purchase Agreement

On August 4, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which the Investor agreed to purchase, and the Company agreed to issue and sell in a registered direct offering to the Investor (the “Offering”), $12.5 million aggregate principal amount of senior secured notes (the “Initial Note”) and warrants (the “Initial Warrants”) to purchase up to 22.5 million shares of the Company’s Class A common stock (the “Class A Common Stock” and such shares of Class A Common Stock issuable upon exercise of the Initial Warrants, (the “Warrant Shares”), subject to customary closing conditions. As described in more detail below, subject to the satisfaction of the conditions in the Purchase Agreement, the Company may issue and sell to the Investor up to an additional $7.5 million aggregate principal amount of senior secured notes (the “Additional Notes” and, together with the Initial Note, the “Notes”) and warrants (the “Additional Warrants” and, together with the Initial Warrants, the “Warrants”) to purchase the aggregate number of shares of Class A Common Stock equal to 65% of the aggregate principal amount of the Additional Notes issued divided by the Market Stock Price (as defined in the Notes).

The Initial Note bears interest at 9.0% per annum, mature on November 1, 2024, and is secured by a first priority security interest in all of the assets of the Company and its subsidiaries. The Initial Warrants are immediately exercisable upon issuance at an exercise price of $0.45 per share, subject to certain adjustments, and expire on August 4, 2028.

The Securities Purchase Agreement contains customary representations, warranties and agreements by the Company, obligations of the parties, termination provisions and closing conditions. Pursuant to the Securities Purchase Agreement, the Company has agreed to indemnify the Investor against certain liabilities. The representations, warranties and covenants contained in the Securities Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties. The Securities Purchase Agreement also includes certain covenants that, among other things, limit the Company’s ability to issue certain types of securities for specified periods of time.

Subject to the satisfaction of the conditions in the Securities Purchase Agreement, the Company may issue and sell to the Investor up to an additional $7.5 million aggregate principal amount of Additional Notes (issuable incrementally in up to two separate subsequent closings) and Additional Warrants to purchase the aggregate number of shares of Class A Common Stock equal to 65% of the aggregate principal amount of the Additional Notes issued divided by the Market Stock Price (as defined in the Notes). Certain of those conditions in the Purchase Agreement include, but are not limited to: (i) the daily VWAP (as defined in the Warrants) of the Class A Common Stock on Nasdaq is not less than $1.00, (ii) after giving pro forma effect to the proposed subsequent closings, the Company’s pro forma indebtedness does not exceed certain specified relative percentages of its market capitalization, (iii) the last funding date under the Securities Purchase Agreement was at least 90 days prior to the proposed subsequent closing, (iv) on the subsequent closing date, the Company will have aggregate capacity to generate gross proceeds of at least $20.0 million under an approved at-the-market equity program and/or equity line; and (v) if the Company reports cash and cash equivalents of less than $50.0 million at the end of the calendar quarter immediately preceding the date of such Additional Notes purchase, the Company’s Available Cash (as defined in the Purchase Agreement) on the last calendar day of such quarterly period must be greater than or equal to (x) the sum of the Company’s cash and cash equivalents on the last calendar day of the immediately preceding calendar quarter, less (y) $10.0 million. No offer to sell Additional Notes to the Investor may occur earlier than two trading days following the Company’s public announcement of its earnings for the fiscal year ended December 31, 2023 and no later than August 4, 2024.

The Securities Purchase Agreement also provides that for (i) 60 calendar days after August 4, 2023 and (ii) 45 days after each subsequent closing date pursuant to the Securities Purchase Agreement, the Company and its subsidiaries may not, directly or indirectly, register, offer, sell, grant any option or right to purchase, issue or otherwise dispose of, including make any filing to do the same, any equity or equity-linked securities, subject to limited exceptions, including without limitation, sales pursuant to the Sales Agreement.

So long as the Notes are outstanding, the Securities Purchase Agreement provides that the Company may not, directly or indirectly, offer, sell, grant any option to purchase or otherwise dispose of any of its or its subsidiaries’ equity, equity-linked, equity equivalent securities or securities convertible into or exercisable for equity (excluding offerings of Class A Common Stock through an approved at-the-market equity program) unless the Company offers certain participation rights to the holders of the Notes, subject to limited exceptions.

So long as any Notes or Warrants are outstanding, the Securities Purchase Agreement also provides that the Company and its subsidiaries may not effect or enter into any “Variable Rate Transactions” (as defined in the Purchase Agreement). Sales of Class A common stock pursuant to an approved at-the-market equity program, including the Sales Agreement, will not be considered Variable Rate Transactions.

Notes

The Notes will not be issued pursuant to an indenture. The Initial Notes will mature on November 1, 2024; provided, that the maturity date may be extended for up to an additional year by written agreement of the Company and the holders thereof. The Notes will bear interest at 9.0% per annum, which interest rate would increase to 15.0% per annum upon the existence of an Event of Default (as defined in the Notes) and the Company will be required to make quarterly cash amortization payments. The Notes are be secured by first-priority security interests in all tangible and intangible assets, now owned and hereafter created or acquired, of the Company and its subsidiaries. As additional security for the Notes, the Company is required to maintain a minimum of $15 million unrestricted and unencumbered cash and cash equivalents, $5 million of which must be deposited in a restricted account, which is not accessible to the Company while the Notes are outstanding. Upon issuance of additional Notes up to the maximum borrowing capacity, the Company will be required to maintain a minimum of $20 million unrestricted and unencumbered cash and cash equivalents, $8 million of which must be deposited in a restricted account. which is not accessible to the Company while the Notes are outstanding. The Company is also required to maintain an approved at-the-market equity program and/or equity line that, at all times, shall have available and unused capacity to generate at least $20.0 million of gross proceeds to the Company, which restriction limits the Company’s ability to use the full capacity of the Sales Agreement.

The Company may redeem all (or a portion thereof not less than $5.0 million) of the Notes at a price of 105% of the then-outstanding principal amount at any time. Upon a Fundamental Change (as defined in the Notes), a holder may require the Company to repurchase the Notes at a price equal to 105% of the aggregate principal amount of the Notes to be repurchased.

The Notes impose certain customary affirmative and negative covenants upon the Company, as well as covenants that, among other things, restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions and restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions. If an event of default under the Notes occurs, the holders of the Notes can elect to accelerate all amounts due under the Notes for cash equal to 115% of the then-outstanding principal amount of the Notes, plus accrued and unpaid default interest, which accrues at a rate per annum equal to 15% from the date of a default or event of default.

The Investor purchased the Initial Notes at a discount to their face value for a total purchase price of $12.1 million. The Company expects to receive net proceeds of $10.8 million, after deducting the placement agent fee and offering expenses. The Company intends to use the proceeds of the Senior Note for working capital and general corporate purposes.

Warrants

The Initial Warrants are immediately exercisable upon issuance at an exercise price of $0.45 per Share, subject to certain adjustments. The exercise price of the Warrants, and the number of Warrant Shares potentially issuable upon exercise of the Warrants, will be adjusted proportionately if the Company subdivides its shares of common stock into a greater number of shares or combines its shares of common stock into a smaller number of shares. In addition, until the earlier to occur of (i) such date as the Company has completed Equity Issuances (as defined in the Warrants) after August 4, 2023 for gross proceeds of at least $20.0 million, and (ii) August 4, 2024, if the Company grants, issues or sells or is deemed to have granted, issued or sold, any shares of Class A Common Stock (excluding any Excluded Securities (as defined in the Warrants) for a consideration per share (the “New Issuance Price”) less than a price equal to the Warrant exercise price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (such Exercise Price then in effect is referred to herein as the “Applicable Price”) (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the Warrant exercise price then in effect will be reduced to an amount equal to the New Issuance Price. The Warrants will also be adjusted in connection with the Reverse Stock Split.

The Warrants will be recognized as a component of permanent stockholders’ equity within additional paid-in-capital on the condensed consolidated balance sheets and will be recorded at the issuance date using a relative fair value allocation method. The Company has determined the fair value of the Initial Warrants at issuance, which will result in a discount on the Initial Note, and will allocate the proceeds from the offer and sale of the Initial Note proportionately to the Initial Note and to the Initial Warrants, of which $4.8 million will be allocated to the Initial Warrants.

The Company determined the fair value of the Initial Warrants as of August 4, 2023 using the Black-Scholes option pricing model and applying the following assumptions:

Expected terms (years)	5.0
Expected volatility	93.6%
Risk-free interest rate	3.99%
Expected dividend rate	—
Grant-date fair value	$0.40
Exercise Price	$0.45

The Initial Note was issued at 97% of par, resulting in net cash proceeds of $12.1 million, after deducting the $0.4 million discount fee withheld by the lender and before placement agent fee and offering expenses. In connection with entering into the Initial Note, the Company incurred $1.3 million of offering expenses, including agent fees, accounting and legal fees paid directly to the lenders and other direct third-party costs. Total issuance costs also include the fair value of $4.8 million of issuance costs. The Company allocated all costs to the Initial Note including lender discount fees, third-party issuance costs and fair value of warrants for an aggregate of $6.5 million as unamortized discount, which will be amortized to non-cash interest expense over the term of the Initial Note using the effective interest method.

The net proceeds to the Company after deducting lender fees, cash paid to third-parties for issuance costs and the fair value of Warrants will be as follows:

in thousands
Senior Note Principal	$12,500
Less: lender original issue discount (1)	375
Net cash proceeds	12,125
Less: cash expenses for third-party issuance costs (1)	1,285
Net proceeds after lender fees and third-party issuance costs	10,840
Less: Discount associated with fair value of Warrants (1)	4,811
Senior Note, net proceeds after lender fees, third-party issuance costs and Warrants	$6,029

(1)
amounts will be accounted for as debt discount and amortized to interest expense over the term of the loan using the effective interest method.

The carrying value of the Initial Note will be presented as follows on the Company consolidated balance sheet and will be referred to as the “Senior Note”:

in thousands
Senior Note	$12,500
Less: Unamortized debt discount and issuance costs	(6,471)
Carrying value of Senior Note	$6,029

The effective interest rate on the Senior Note, including the discount accretion is expected to approximate 62.45% as of August 4, 2023.

Strategic Restructuring

On August 4, 2023, the Company implemented a strategic restructuring of its workforce. The restructuring involved the reallocation of approximately 50 engineering and manufacturing personnel from Launch Services to Space Products. In addition, the Company also announced that it had reduced its overall workforce by approximately 25% since the beginning of the second quarter, including a reduction of approximately 70 employees on August 4, 2023. The affected employees primarily supported the Company’s launch services, selling, general and administrative and shared services functions and will be paid their base compensation for a period of 60 days consistent with the Company’s normal pay periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Astra Space, Inc. should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023, as updated by factors disclosed in the section titled "Risk Factors" in this Quarterly Report on Form 10-Q ("Quarterly Report"). Certain amounts may not foot due to rounding. Unless the context otherwise requires, all references in this section to “the Company” “Astra,” “us,” “our” or “we” refer to Astra Space, Inc.

A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022 is presented below.

Our Business

Overview

Astra’s mission is to Improve Life on Earth from Space® by launching a new generation of space products and services. These products and services are enabled by new constellations of small satellites in Low Earth Orbit (“LEO”), which have rapidly become smaller, cheaper, and many times more numerous than traditional satellites. We believe that frequent, reliable, dedicated launches and space products enabled by scaled manufacturing are the keys to accelerating the growth of the space economy. Currently, our business consists of two segments, a mobile orbital launch system (“Launch Services”) and a space products business that produces the Astra Spacecraft Engine products (“Space Products”).

Launch Services

Astra aims to develop and operate a mass-producible dedicated mobile orbital launch system. Our system consists of a small launch vehicle that can be transported inside standard shipping containers and mobile ground launch infrastructure that we designed to be rapidly deployed anywhere in the world we are licensed to operate and where our spaceports are located. This system is designed by Astra and manufactured in Astra’s vertically-integrated rocket factory in Alameda, California, which we have designed to manufacture and integrate the majority of the components. Our launch system requires a launch site with little more than a concrete pad and we expect to ultimately be able to conduct a launch with six Astra employees at the launch site. Our system is designed to meet the needs of modern LEO satellite constellations, allowing precise and rapid placement of individual satellites into their required orbits. We believe this makes Astra’s system more responsive and affordable than other launch alternatives for the thousands of LEO satellites which commercial companies and governments plan to launch in the coming decade.

We have made significant progress in the development of the system to date. On November 20, 2021, we successfully launched launch vehicle LV0007 into orbit at an inclination of 86.0 degrees, an altitude of 500 kilometers and velocity of 7.61 kilometers per second, making Astra one of the fastest U.S. companies to have successfully demonstrated the orbital placement of a test payload. We commenced paid commercial launch services in 2022. To date, we have conducted three commercial launches and have delivered 23 satellites into low earth orbit. We have conducted launch operations from Pacific Spaceport Complex in Kodiak, Alaska and Cape Canaveral Space Force Station in Cape Canaveral, Florida.

During the third quarter of 2022, we decided to focus on the development and production of the next version of our launch system, which we announced at our inaugural Spacetech Day on May 12, 2022. As a result, we have discontinued the production of launch vehicles supported by our previous launch system, Launch System 1, and commenced development of our new launch system, Launch System 2. On April 25, 2023, Astra hosted its second annual Spacetech Day at both our Alameda Skyhawk factory and Sunnyvale Oakmead facility where we unveiled Rocket 4, which is part of our Launch System 2.

As part of the development cycle for Rocket 4, we expect to conduct one or more test launches of this new launch system. The timing of test launches is driven by our development progress, which has been delayed by resource allocations and prioritization away from Launch Systems development in favor of our Space Products business, primarily focused on the Astra Spacecraft EngineTM. As a result, we expect delays in the timing of the initial test launch or launches using this new launch system. Our ability to conduct paid commercial launches in 2024 and beyond will depend on the ultimate timing and success of the initial test launches which will in turn depend on the resources that we are able to devote to Launch Systems development in the coming quarters. Our new launch system is intended to serve a market focused on delivering LEO satellites directly to their desired orbits, and as such is applicable to deployment and replenishment of both small and large constellations, as well as single-satellite or rapid response missions. We have designed the new version of our launch system to support more payload capacity, greater reliability, and a more frequent launch cadence, which we believe will allow us to offer our customers more variable and dependable services, and increases the addressable market that we can serve with our Launch Services business.

Space Products

Our Space Products business offers high quality space products to operators of LEO satellite constellations. Currently, through a newly established subsidiary, we offer an industry leading spacecraft engine platform consisting of propulsion systems. Our typical offering consists of the design and delivery of a fully integrated propulsion module comprised of a thruster, a power processing unit, a tank and a feed system, called the Astra Spacecraft EngineTM. The Astra Spacecraft Engine™ can be configured with multiple thrusters and power processing units to handle a wide range of missions, from the smallest earth observation satellites up to large communications satellites with multiple kilowatts of solar power, and is designed to use either Xenon or Krypton as a propellant. In 2022, we began delivery of our Astra Spacecraft EnginesTM to our customers and in 2023, we commenced operation of our spacecraft engine production facility in Sunnyvale, California.

We have recently added the Spacecraft Propulsion Kit to our space products offering. The Spacecraft Propulsion Kit disaggregates the four subsystems of the Astra Spacecraft EngineTM module, enabling satellite builders to take advantage of shorter lead times to access key components of their propulsion system that they can customize and integrate into their spacecraft for their unique missions.

We believe that these two operating segments will create an integrated space services platform that will allow our customers to focus on innovative applications rather than investing in bespoke satellite development and separately contracting launch services. Our ability to achieve these goals and objectives by our planned timelines are conditional upon a number of factors, including our ability to successfully and timely develop our launch vehicles and our ability to effectively market and sell our services and products. See the information provided under the heading “Risk Factors” in this prospectus supplement and the accompanying prospectus, and in the documents incorporated by reference into this prospectus supplement and the accompanying prospectus.

Strategic Restructuring

On August 4, 2023, we announced a strategic reallocation of our workforce from our Launch Services organization to our Space Products to support our growing customer base and order backlog of its spacecraft engines, which included the reduction of approximately 70 employees primarily supporting our launch services, selling, general and administrative and shared services functions. Cumulative reductions in workforce are expected to result in over $4.0 million of quarterly cost savings beginning in the fourth quarter of 2023, which when combined with ongoing reductions in capital expenditures and operating expenses, is expected to result in substantial reductions to operating cash use over the next several quarters. The restructuring is intended to focus our resources on serving contractual commitments in our Space Products business in the near term and leveraging the growth opportunities in Space Products given customer interest in Astra Spacecraft Engine™.

While we continue to be focused on the development of Rocket 4 and the servicing of its existing launch contracts, the prioritization of its resources away from Launch Services in favor of the Space Products business, including in connection with this strategic restructuring, will affect the timing of our future test launches and thus paid commercial launch operations. As a result, we expect delays in the timing of the initial test launch or launches using this new launch system. Our ability to conduct paid commercial launches in 2024 and beyond will depend on the ultimate timing and success of the initial test launches which will in turn depend on the resources that we are able to devote to Launch Systems development in the coming quarters.

Recent Developments

Notes and Warrants Offering

On August 4, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which the Investor agreed to purchase, and the Company agreed to issue and sell in a registered direct offering to the Investor (the “Offering”), $12.5 million aggregate principal amount of senior secured notes (the “Initial Note”) and warrants (the “Initial Warrants”) to purchase up to 22.5 million shares of the Company’s Class A common stock (the “Class A Common Stock” and such shares of Class A Common Stock issuable upon exercise of the Initial Warrants, the “Warrant Shares”), subject to customary closing conditions. Subject to the satisfaction of the conditions in the Purchase Agreement, the Company may issue and sell to the Investor up to an additional $7.5 million aggregate principal amount of senior secured notes (the “Additional Notes” and, together with the Initial Note, the “Notes”) and warrants (the “Additional Warrants” and, together with the Initial Warrants, the “Warrants”) to purchase the aggregate number of shares of Class A Common Stock equal to 65% of the aggregate principal amount of the Additional Notes issued divided by the Market Stock Price (as defined in the Notes).

The Initial Notes bear interest at 9.0% per annum, mature on November 1, 2024, and are secured by a first priority security interest in all of our assets and our subsidiaries. The Initial Warrants are immediately exercisable upon issuance at an exercise price of $0.45 per share, subject to certain adjustments, and will expire on August 4, 2028. The Initial Notes and the Initial Warrants will be referred to in our Condensed Consolidated Financial Statements as the Senior Notes and Warrants, respectively.

Net proceeds from the Offering, after deducting the placement agent fees and offering expenses, were approximately $10.8 million. We intend to use the net proceeds from the Offering for general corporate purposes. Our general corporate purposes include, but are not limited to, pursuing the Company’s growth strategies, continuing the development of our Launch System 2 and expansion of the Astra

Spacecraft Engine™ business, capital expenditures, funding strategic investments, working capital and satisfaction of other obligations and other liabilities.

We offered the Notes and the Warrants pursuant to our effective shelf registration statement on Form S-3 (File No. 333-271589), filed with the SEC on May 2, 2023, as amended by Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3, filed with the Commission on May 4, 2023, as further amended by Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3, filed with the Commission on May 8, 2023, and declared effective by the Commission on May 16, 2023.

Please refer to “Liquidity and Capital Resources” for more information about the terms of the Securities Purchase Agreement, these Notes and Warrants. See also Note 12. Subsequent Events in the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report for additional information including fair value of warrants, discounts and issuance costs and net carrying value of the Senior Note after applying all discounts.

New ATM Program

On July 10, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC ("Roth”) for the offer and sale of our Class A Common Stock (the “ATM Shares”), from time to time through an “at the market offering” program (the “ATM Program”) under which Roth acts as sales agent or principal. The ATM Shares will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-271589), filed with the SEC on May 2, 2023, as amended by Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3, filed with the Commission on May 4, 2023, as further amended by Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3, filed with the Commission on May 8, 2023, and declared effective by the Commission on May 16, 2023. We filed a/ prospectus supplement, dated July 10, 2023, with the SEC in connection with the offer and sale of the ATM Shares, pursuant to which we may offer and sell up to $65.0 million of ATM Shares; provided however that, until the consummation of a reverse stock split (the “Reverse Stock Split”) of all of our issued and outstanding Class A Common Stock and Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), we may only offer and sell 50.0 million ATM Shares pursuant to the terms of the Sales Agreement; provided further that while the Notes are outstanding, we will be required to have available and unused capacity to generate gross proceeds of at least $20.0 million under the ATM Program.

Under the Sales Agreement, we will specify the parameters for the sale of the ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Roth may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on Nasdaq in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We have no obligation to sell any ATM Shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement.

Effective July 5, 2023, in connection with the entry of the Sales Agreement, we terminated the Common Stock Purchase Agreement between us and B. Riley Principal Capital II, LLC (“B. Riley”) dated August 2, 2022. As of July 5, 2023, B. Riley no longer holds Registrable Securities (as such term is defined in the Registration Rights Agreement between us and B. Riley, dated August 2, 2022 (the “Registration Rights Agreement”). Accordingly, our obligations under the Registration Rights Agreement were also terminated as of July 5, 2023.

Reverse Stock Split

On July 6, 2023, our board of directors approved a reverse stock split at a ratio of (a) one new share of Class A common stock for 15 shares of Class A common stock then issued and outstanding; and (b) one new share of Class B common stock for 15 shares of Class B common stock then issued and outstanding (the “Reverse Stock Split”). The Reverse Stock Split is expected to be consummated on or before October 2, 2023. Our stockholders had previously approved the Reverse Stock Split at our 2023 Annual Meeting of Stockholders on June 8, 2023, at a ratio in the range of 1-for-5 to 1-for-15, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse stock split to be determined by our board of directors, in its discretion, but no later than June 8, 2024. As of August 14, 2023, the Company has not yet completed the Reverse Stock Split. See Note 12. Subsequent Events to our Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report for additional details and the pro forma loss per share for the three and six months ended June 30, 2023 and 2022.

Additional Financing Activities

In addition to the Notes and Warrants Offering and ATM Program, we continue to evaluate the financing opportunities available to us to strengthen our financial position and we remained focused on thoughtfully pursuing opportunities to raise additional capital. We have been in discussions with a number of potential lenders and investors and have discussed a range of possible financing transactions, including through the issuance of debt securities or additional equity securities. The terms of any such financings, if available, may involve restrictive covenants, may require us to pledge collateral as security and could restrict our ability to manage our business as we had intended. Further, the terms of any such financings may be dilutive to existing investors, may require us to sell equity at a discount to market prices, provide warrants to purchase additional equity securities and could require us to give an investor certain governance or similar rights to control our management. Moreover, the terms of any such financings may contain restrictions or impose additional conditions on our ability to issue additional Senior Notes pursuant to the terms of the Securities Purchase Agreement or may require us to prepay all of the Senior Notes outstanding. As a result, we may be required to delay, limit, reduce or terminate our development activities or future commercialization efforts.

Given the strength of the Astra Spacecraft EngineTM business, we have engaged PJT Partners, a global, advisory-focused investment bank, to act as the Company’s financial advisor in connection with future financing activities and to explore potential strategic investments in the Astra Spacecraft EngineTM business to strengthen Astra’s balance sheet. The structure of any such investment is subject to ongoing due diligence and the negotiation of definitive documentation, but may involve the issuance of debt securities or equity securities in which the Astra Spacecraft EngineTM subsidiary is the primary borrower or issuer. In addition, such transaction may require us to give an investor certain rights to control or manage the Astra Spacecraft EngineTM business and may result in such investor receiving preferential returns in connection with any subsequent sale of the business.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. We have made no updates or made additions to our significant accounting policies as described in Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies in our 2022 Annual Report.

During the six months ended June 30, 2023, as described below, our critical accounting estimates were updated for the valuation methodology for contingent consideration and the impact of probability assessments on stock-based compensation related to our performance-based options as compared to those critical accounting estimates previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

Contingent Consideration

In connection with the Apollo acquisition, we are required to make contingent payments in cash and Class A common stock, subject to the Apollo assets achieving certain sales and revenue thresholds from the date of the acquisition through December 31, 2023. The fair value of the liabilities for the contingent payments recognized as part of the purchase accounting opening balance sheet as of July 1, 2021 totaled $18.4 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made using a Monte Carlo simulation model. Assumptions used in this calculation were customer revenue, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures.

As of June 30, 2023, the contingent consideration recognized decreased to $14.5 million as compared to $33.9 million at December 31, 2022. We estimated the fair value of contingent consideration as of June 30, 2023 based on our current forecast of eligible revenues and contracts through December 31, 2023. As result of changes in forecasted revenues subject to milestone payments, we have recognized $16.6 million in gain on changes in fair value of contingent consideration for the three months ended June 30, 2023.

Stock-Based Compensation

We use the fair value method of accounting for our stock-based awards granted to employees to measure the cost of employee services received in exchange for the stock-based awards. Certain stock options include service, market and performance conditions (“Performance-based stock options”). The fair value of performance-based stock options is estimated on the date of grant using the Monte Carlo simulation model. Awards that include performance conditions are assessed at the end of each reporting period whether those performance conditions are met or probable of being met and involves significant judgment. If such operational milestone becomes probable any time after the grant date, we will recognize a cumulative catch-up expense from the grant date to that point in time. If the related share price milestone is achieved earlier than achievement of the related operational milestone, then the stock-based compensation expense will continue to be recognized over the expected achievement period for the operational milestone. We reverse all previously recognized costs for unvested performance-based stock options in the period it is determined that the operational milestone, or performance condition, is deemed improbable of achievement within the service period.

During the three months ended June 30, 2023, in conjunction with the cancellation of the Performance-based stock options, we assessed the probability of achieving the underlying performance condition and determined it was no longer probable. As a result, we reversed stock-based compensation expenses recognized to date of $6.8 million associated with the awards.

Results of Operations

Comparison of the Three and Six months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Period over period change		Six Months Ended June 30,		Period over period change
(in thousands, except percentages)	2023	2022	($)	(%)	2023	2022	($)	(%)
Revenues:
Launch services	$—	$1,988	$(1,988)	n.m.	$-	$5,899	$(5,899)	n.m.
Space products	707	694	13	2%	707	694	13	2%
Total revenues	707	2,682	(1,975)	74%	707	6,593	(5,886)	89%

Cost of revenues:
Launch services	—	17,179	(17,179)	n.m.	-	28,193	(28,193)	n.m.
Space products	388	266	122	46%	388	266	122	46%
Total cost of revenues	388	17,445	(17,057)	98%	388	28,459	(28,071)	99%

Gross profit (loss):
Launch services	—	(15,191)	15,191	n.m.	-	(22,294)	22,294	n.m.
Space products	319	428	(109)	25%	319	428	(109)	25%
Total gross profit (loss)	$319	$(14,763)	$15,082	102%	$319	$(21,866)	$22,185	101%

____________

n.m. = not meaningful.

Revenues

Space Products

We commenced delivery of Space Products to our customers during the year ended December 31, 2022. We recognized revenues of $0.7 million for each the three and six months ended June 30, 2023 and 2022, respectively, all of which were related to deliveries made to our Space Products customers.

Launch Services

We commenced our first paid commercial launch in February 2022 with vehicles LV0008 followed by paid commercial launches of LV0009 and LV0010 in March and June 2022, respectively. The orbital launch of LV0009 conducted in March 2022, represented our first paid delivery of customer payloads into Earth orbit. In August 2022, we discontinued the production of launch vehicles supported by our Launch System 1. Therefore, we did not conduct any further commercial launches in late 2022 as we shifted resources to the development of our Launch System 2. We recognized revenues of $2.0 million and $5.9 million related to our Launch Services activities for the three and six months ended June 30, 2022, respectively.

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

Space Products

Costs of revenues were $0.4 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and was primarily related to deliveries to our Space Products customers.

Launch Services

As with revenues, we do not anticipate any costs of revenues related to our Launch Services in 2023.

During the second half of 2022, we discontinued paid commercial launches in order to focus on developing our Launch System 2. Out of the $17.2 million cost of revenues for three months ended June 30, 2022, $13.3 million were for inventory write-downs and $3.9 million of cost of launch services. The $13.3 million of inventory write-downs was driven by $10.2 million related to the discontinuance of launch vehicles supported by our current launch system and $3.1 million of other write-downs. The cost of launch services does not reflect the actual gross margins as certain inventory values were recorded at net realizable value.

Cost of revenues were $28.5 million for the six months ended June 30, 2022, which included $18.8 million related to inventory write-downs and $9.6 million related to paid commercial launch activities in the first half of 2022. The $18.8 million of inventory write-downs was driven by $10.2 million related to the discontinuance of launch vehicles supported by our current launch system, $5.5 million related to the net realizable value write-downs and $3.1 million of other write-downs.

Operating Expenses

	Three Months Ended June 30,		Period over period change		Six Months Ended June 30,		Period over period change
(in thousands, except percentages)	2023	2022	($)	(%)	2023	2022	($)	(%)
Gross profit (loss)	319	(14,763)	$15,082	102%	$319	$(21,866)	$22,185	101%
Operating expenses:
Research and development	24,395	40,798	(16,403)	40%	55,477	78,725	(23,248)	30%
Sales and marketing	650	4,636	(3,986)	86%	3,134	9,400	(6,266)	67%
General and administrative	7,580	20,608	(13,028)	63%	23,262	41,594	(18,332)	44%
Loss (Gain) on change in fair value of contingent consideration	(16,625)	1,800	(18,425)	1024%	(19,390)	17,300	(36,690)	212%
Total operating expenses	16,000	67,842	(51,842)	76%	62,483	147,019	(84,536)	58%
Operating loss	(15,681)	(82,605)	66,924	81%	(62,164)	(168,885)	106,721	63%
Interest income	384	356	28	8%	1,714	530	1,184	223%
Other income (expense), net	1,293	(54)	1,347	2494%	1,553	339	1,214	358%
Loss before taxes	(14,004)	(82,303)	68,299	83%	(58,897)	(168,016)	109,119	65%
Provision for income tax	-	-	-	n.m.	-	-	-	n.m.
Net loss	$(14,004)	$(82,303)	$68,299	83%	$(58,897)	$(168,016)	$109,119	65%

____________

n.m. = not meaningful.

Research and Development

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

Currently, as a result of our resource allocations and prioritization away from Launch Systems development in favor of our Space Products business, our Launch Services business is investing in the R&D activities necessary to complete the design, build, and qualification of Launch System 2, which we expect will bring significantly more capability to the market as compared to the prior version of our Launch System.

R&D costs were $24.4 million and $40.8 million for the three months ended June 30, 2023 and 2022, respectively. The $16.4 million decrease mainly reflected a $6.1 million reduction in R&D materials costs, $3.5 million reduction in stock-based compensation expense, $3.4 million reduction of personnel-related costs due to lower headcount in R&D departments, $2.8 million reduction of professional services, $2.4 million reduction of depreciation and amortization and $0.3 million decrease in other R&D costs. The decreased R&D costs were partially offset by the effect of $1.4 million higher labor and overhead costs capitalized to inventory for the three months ended June 30, 2022, as compared to the three months ended June 30, 2023 and a $0.7 million increase in insurance costs.

R&D costs were $55.5 million for the six months ended June 30, 2023, compared to $78.7 million for the six months ended June 30, 2022. The $23.2 million decrease mainly reflected a $7.9 million reduction in stock-based compensation expense, $5.0 million reduction in personnel-related costs due to lower headcount in R&D departments, $4.9 million reduction in professional services, $3.8 million reduction in R&D materials costs, $2.7 million reduction in depreciation and amortization, $1.7 million reduction of other R&D costs, and $1.1 million reduction in licensed technology costs. The decreased R&D costs were partially offset by the effect of $2.9 million higher labor and overhead costs capitalized to inventory for the six months ended June 30, 2022, as compared to the six months ended June 30, 2023 and a $1.0 million increase in facilities costs.

Sales and Marketing

Sales and marketing expenses consist of personnel and personnel-related expenses (including stock-based compensation expense) for our business development team as well as advertising and marketing expenses. We expect to increase our sales and marketing activities in order to grow our customer base and increase market share in the future.

Sales and marketing expenses were $0.7 million and $4.6 million for the three months ended June 30, 2023 and 2022, respectively. The $3.9 million decrease mainly reflected a $2.4 million reduction in stock-based compensation expense, $1.4 million reduction in personnel-related costs and $0.3 million reduction in depreciation and amortization. The decreased sales and marketing costs were partially offset by a $0.2 million increase in facilities costs.

Sales and marketing expenses were $3.1 million for the six months ended June 30, 2023, compared to $9.4 million for the six months ended June 30, 2022. The $6.3 million decrease mainly reflected a $3.6 million reduction in stock-based compensation expense, $1.8 million reduction in personnel-related costs, $0.7 million reduction of depreciation and amortization and $0.2 million reduction in other sales and marketing costs.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, facility costs not otherwise included in R&D expenses and costs associated with compliance with the rules and regulations of the SEC and the stock exchange.

General and administrative expenses were $7.6 million and $20.6 million for the three months ended June 30, 2023 and 2022, respectively. The $13.0 million decrease was primarily due to a $8.6 million reduction in stock-based compensation expense, $2.8 million reduction in personnel-related costs, $1.9 million reduction in professional services costs, and a $1.4 million reduction in insurance costs. The decreased general and administrative costs were partially offset by a $1.7 million increase in other general and administrative costs.

General and administrative expenses were $23.3 million for the six months ended June 30, 2023, compared to $41.6 million for the six months ended June 30, 2022. The $18.3 million decrease was primarily due to a $14.5 million reduction in stock-based compensation expense, $2.5 million reduction in personnel-related costs, $2.1 million reduction in insurance costs, and a $1.3 million reduction in professional services costs. The decreased general and administrative costs were partially offset by a $2.1 million decrease in other general and administrative costs.

Gain/(Loss) on Change in Fair Value of Contingent Consideration

Gain on change in fair value of contingent consideration of $16.6 million for the three months ended June 30, 2023, as compared to the loss of $1.8 million on the change in fair value of contingent consideration three months ended June 30, 2022, was primarily due to lower revenues forecasted in estimating the fair value of contingent consideration.

Gain on change in fair value of contingent consideration of $19.4 million for the six months ended June 30, 2023, as compared to the loss of $17.3 million on the change in fair value of contingent consideration six months ended June 30, 2022, was primarily due to lower revenues forecasted in estimating the fair value of contingent consideration.

Interest Income/(Expense), net

Interest income of $0.4 million for the three months ended June 30, 2023 was unchanged as compared to the corresponding period in 2022.

Interest income was $1.7 million for the six months ended June 30, 2023, compared to interest expense of $0.5 million for the six months ended June 30, 2022. The $1.2 million increase in interest income was primarily due to increased interest income related to investment in marketable securities during the six months ended June 30, 2023.

Other Income (Expense), Net

Other income (expense), net primarily consists of income from government research and development contracts.

Other income was $1.3 million for the three months ended June 30, 2023 as compared to other expense of $0.1 million for the corresponding period in 2022. The increase in other income was primarily due to $1.5 million higher income from government research and development contracts for the three months ended June 30, 2023 as compared to the corresponding prior year period, which is partially offset by other miscellaneous expenses.

Other income, net was $1.6 million for the six months ended June 30, 2023, compared to $0.3 million for the six months ended June 30, 2022. The increase in other income was primarily related to $1.3 million higher income from government research and development contracts, which is partially offset by other miscellaneous expenses.

Provision for Income Tax

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.

We did not incur income tax expense for the three and six months ended June 30, 2023 and 2022.

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

We have, however, prepared the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on a going concern basis, assuming that our financial resources will be sufficient to meet our capital needs over the next twelve months. Accordingly, our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of June 30, 2023, our existing sources of liquidity included cash and cash equivalents of $13.4 million and marketable securities of $12.9 million. We have a limited history of operations and have incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $1.9 billion as of June 30, 2023. We expect to continue to incur operating losses due to the investments we intend to make in our business, including the development of our products and services, although we expect those losses to be offset by revenues recognized through the delivery of our Space Products in 2023. We remain focused on managing cash expenditures, including but not limited to, reducing capital expenditures, consulting services and limiting hiring efforts to key positions within our Space Products business. On August 4, 2023, we implemented a strategic restructuring, reallocating approximately 50 engineering and manufacturing personnel from Launch Services to Space Products. This reallocation includes a combination of permanent reassignments and temporary assignments to support customer programs and increasing production and test capacity through the end of the year. In addition to this reallocation, we have reduced our overall workforce by approximately 25% since June 30, 2023, including a reduction of approximately 70 employees that was announced on August 4, 2023. The affected employees primarily supported the Company’s launch services, selling, general and administrative and shared services functions and will be paid their base compensation for a period of 60 days consistent with the Company’s normal pay periods.

In addition, we continue to evaluate opportunities to strengthen our financial position, including through the issuance of additional equity securities or by entering into new financing arrangements, as appropriate and we remain focused on thoughtfully pursuing opportunities to raise additional capital. To that end, on July 10, 2023, we entered into a Sales Agreement with Roth Capital Partners LLC so that we could sell shares of our Class A common stock in at-market transactions. We have not received significant proceeds from sales of our Class A common stock under the ATM Program since its inception. See “ATM Program” below for more information. We also entered in a securities purchase agreement and commenced an offering of Notes and Warrants, which closed on August 4, 2023. We received net proceeds from the Notes and Warrant Offering of $10.8 million. See “Notes and Warrant Offering” below for more information.

We have also been in discussions with a number of potential lenders and investors and have discussed a range of possible financing transactions, including through the issuance of debt securities or additional equity securities. The terms of any such financings, if available, may involve restrictive covenants, may require us to pledge collateral as security and could restrict our ability to manage our business as we had intended. Further, the terms of any such financings may be dilutive to existing investors, may require us to sell equity at a discount to market prices, provide warrants to purchase additional equity securities and could require us to give an investor certain governance or similar rights to control our management. As a result, we may be required to delay, limit, reduce or terminate our development activities or future commercialization efforts.

Given the strength of the Astra Spacecraft Engine™ business, we have engaged PJT Partners, a global, advisory-focused investment bank, to act as the Company’s financial advisor in connection with future financing activities and to explore potential strategic investments in the Astra Spacecraft EngineTM business to strengthen Astra’s balance sheet. The structure of any such investment is subject to ongoing due diligence and the negotiation of definitive documentation, but may involve the issuance of debt securities or equity securities in which the Astra Spacecraft EngineTM subsidiary is the primary borrower or issuer. In addition, such transaction may require us to give an investor certain rights to control or manage the Astra Spacecraft EngineTM business and may result in such investor receiving preferential returns in connection with any subsequent sale of the business.

Notes and Warrants Offering

Securities Purchase Agreement

On August 4, 2023, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which the Investor agreed to purchase, and we agreed to issue and sell in a registered direct offering to the Investor (the “Offering”), $12.5 million aggregate principal amount of senior secured notes (the “Initial Note”) and warrants (the “Initial Warrants”) to purchase up to 22.5 million shares of the Company’s Class A common stock (the “Class A common stock” and such shares of Class A common stock issuable upon exercise of the Initial Warrants, the “Warrant Shares”), subject to customary closing conditions. As described in more detail below, subject to the satisfaction of the conditions in the Purchase Agreement, we may issue and sell to the Investor up to an additional $7.5 million aggregate principal amount of senior secured notes (the “Additional Notes” and, together with the Initial Note, the “Notes”) and warrants (the “Additional Warrants” and, together with the Initial Warrants, the “Warrants”) to purchase the aggregate number of shares of Class A common stock equal to 65% of the aggregate principal amount of the Additional Notes issued divided by the Market Stock Price (as defined in the Notes).

The Initial Note bears interest at 9.0% per annum, mature on November 1, 2024, and is secured by a first priority security interest in all of our assets and those of our subsidiaries. The Initial Warrants are immediately exercisable upon issuance at an exercise price of $0.45 per share, subject to certain adjustments, and expire on August 4, 2028.

The Securities Purchase Agreement contains customary representations, warranties and agreements by us, obligations of the parties, termination provisions and closing conditions. Pursuant to the Securities Purchase Agreement, we have agreed to indemnify the Investor against certain liabilities. The representations, warranties and covenants contained in the Securities Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties. The Securities Purchase Agreement also includes certain covenants that, among other things, limit our ability to issue certain types of securities for specified periods of time.

Subject to the satisfaction of the conditions in the Securities Purchase Agreement, we may issue and sell to the Investor up to an additional $7.5 million aggregate principal amount of Additional Notes (issuable incrementally in up to two separate subsequent closings) and Additional Warrants to purchase the aggregate number of shares of Class A common stock equal to 65% of the aggregate principal amount of the Additional Notes issued divided by the Market Stock Price (as defined in the Notes). Certain of those conditions in the Purchase Agreement include, but are not limited to: (i) the daily VWAP (as defined in the Warrants) of the Class A Common Stock on Nasdaq is not less than $1.00, (ii) after giving pro forma effect to the proposed subsequent closings, our pro forma indebtedness does not exceed certain specified relative percentages of our market capitalization, (iii) the last funding date under the Securities Purchase Agreement was at least 90 days prior to the proposed subsequent closing, (iv) on the subsequent closing date, we will have aggregate capacity to generate gross proceeds of at least $20.0 million under an approved at-the-market equity program and/or equity line; and (v) if we report cash and cash equivalents of less than $50.0 million at the end of the calendar quarter immediately preceding the date of such Additional Notes purchase, our Available Cash (as defined in the Purchase Agreement) on the last calendar day of such quarterly period must be greater than or equal to (x) the sum of our cash and cash equivalents on the last calendar day of the immediately preceding calendar quarter, less (y) $10.0 million. No offer to sell Additional Notes to the Investor may occur earlier than two trading days following our public announcement of our earnings for the fiscal year ended December 31, 2023 and no later than August 4, 2024.

The Securities Purchase Agreement also provides that for (i) 60 calendar days after August 4, 2023 and (ii) 45 days after each subsequent closing date pursuant to the Securities Purchase Agreement, we and our subsidiaries may not, directly or indirectly, register, offer, sell, grant any option or right to purchase, issue or otherwise dispose of, including make any filing to do the same, any equity or equity-linked securities, subject to limited exceptions, including without limitation, sales under the ATM Program.

So long as the Notes are outstanding, the Securities Purchase Agreement provides that we may not, directly or indirectly, offer, sell, grant any option to purchase or otherwise dispose of any of its or its subsidiaries’ equity, equity-linked, equity equivalent securities or securities convertible into or exercisable for equity (excluding offerings of Class A common stock through an approved at-the-market equity program) unless the Company offers certain participation rights to the holders of the Notes, subject to limited exceptions.

So long as any Notes or Warrants are outstanding, the Securities Purchase Agreement also provides that we and our subsidiaries may not effect or enter into any “Variable Rate Transactions” (as defined in the Purchase Agreement). Sales of Class A common stock pursuant to an approved at-the-market equity program, including the Sales Agreement, will not be considered Variable Rate Transactions.

Notes

The Notes were not issued pursuant to an indenture. The Initial Notes (which are referred to in our Condensed Consolidated Financial Statements as the “Senior Note”) will mature on November 1, 2024; provided, that the maturity date may be extended for up to an additional year by our written agreement with the holders thereof. The Notes bear interest at 9.0% per annum, which interest rate would increase to 15% per annum upon the existence of an Event of Default (as defined in the Notes) and we will be required to make quarterly cash amortization payments. The Notes are secured by first-priority security interests in all tangible and intangible assets, now owned and hereafter created or acquired, of us and our subsidiaries. As additional security for the Notes, we are required to maintain a cash balance of $5.0 million in a restricted account, which is not accessible to us while the Notes are outstanding. We are also required to maintain an approved at-the-market equity program and/or equity line that, at all times, shall have available and unused capacity to generate at least $20.0 million of gross proceeds to us, which restriction limits our ability to use the full capacity of the Sales Agreement.

We may redeem all (or a portion thereof not less than $5.0 million) of the Notes at a price of 105% of the then-outstanding principal amount at any time. Upon a Fundamental Change (as defined in the Notes), a holder may require that we repurchase the Notes at a price equal to 105% of the aggregate principal amount of the Notes to be repurchased.

The Notes impose certain customary affirmative and negative covenants upon us, as well as covenants that, among other things, restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions and restrict the ability of us and our subsidiaries from making certain investments, subject to specified exceptions. If an event of default under the Notes occurs, the holders of the Notes can elect to accelerate all amounts due under the Notes for cash equal to 115% of the then-outstanding principal amount of the Notes, plus accrued and unpaid default interest, which accrues at a rate per annum equal to 15% from the date of a default or event of default.

The Investor purchased the Initial Notes at a discount to their face value for a total purchase price of $12.1 million. We received net proceeds of $10.8 million, after deducting the placement agent fee and offering expenses.

Warrants

The Initial Warrants are immediately exercisable upon issuance at an exercise price of $0.45 per Share, subject to certain adjustments. The exercise price of the Warrants, and the number of Warrant Shares potentially issuable upon exercise of the Warrants, will be adjusted proportionately if we subdivide our shares of common stock into a greater number of shares or combines our shares of common stock into a smaller number of shares. In addition, until the earlier to occur of (i) such date as the Company has completed Equity Issuances (as defined in the Warrants) after August 4, 2023 for gross proceeds of at least $20.0 million, and (ii) August 4, 2024, if the Company grants, issues or sells or is deemed to have granted, issued or sold, any shares of Class A common stock (excluding any Excluded Securities (as defined in the Warrants) for a consideration per share (the “New Issuance Price”) less than a price equal to the Warrant exercise price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (such Exercise Price then in effect is referred to herein as the “Applicable Price”) (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the Warrant exercise price then in effect will be reduced to an amount equal to the New Issuance Price. The Warrants will also be adjusted in connection with the Reverse Stock Split.

Committed Equity Purchases/ATM Program

On August 2, 2022, we entered into a $100.0 million Class A common stock purchase agreement with B. Riley to support working capital and other general corporate needs. No shares were sold to B. Riley under this Agreement and effective July 5, 2023, we terminated this agreement so that we could enter into a Sales Agreement with Roth Capital Partners LLC (“Roth”) on July 10, 2023.

The Sales Agreement provides for the offer and sale of up to $65.0 million of our newly issued Class A common stock, par value $0.0001 per share, from time to time through an “at the market offering” program. We will specify the parameters for the sale of the shares of Class A common stock, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We may offer and sell up to $65.0 million of shares of Class A common stock pursuant to the Sales Agreement; provided however that, until the consummation of a reverse stock split of all of our issued and outstanding Class A common stock and Class B common stock, par value $0.0001 per share, we may only offer and sell 50 million shares of Class A common stock pursuant to the terms of the Sales Agreement. See “Compliance with Continued Listing Standards of the Nasdaq Capital Market” for information on the expected timing of our reverse stock split. Actual sales of Class A Common stock under the Sales Agreement will depend on a variety of factors including, among other things, market conditions and the trading price of the Class A Common Stock, and the full amount of capital may not be fully realized. The terms of the Securities Purchase Agreement and Initial Notes require that we maintain an approved at-the-market equity program and/or equity line that, at all times, shall have available and unused capacity to generate at least $20.0 million of gross proceeds to the Company, which restriction will limit the Company’s ability to use the full capacity of this Sales Agreement while the Notes are outstanding.

Use of Proceeds from Notes and Warrants Offering and ATM Program.

We intend to use the net proceeds from both our Notes and Warrants Offering and sales of our shares of Class A common stock under the Sales Agreement, if any, for general corporate purposes. Our general corporate purposes include, but are not limited to, pursuing our growth strategies, continuing the development of our Launch System 2 and expansion of our Astra Spacecraft Engine™ business, capital expenditures, funding strategic investments, working capital and satisfaction of other obligations and other liabilities.

Despite the receipt of proceeds from the Notes and Warrants Offering and possible proceeds from future sales of our Class A common stock under the Sales Agreement, we have limited cash resources and will need additional capital to fund commercial scale production and sale of its services and products. If we execute on our Space Products deliverables and we are able to obtain significant additional financing and assuming our plans to manage capital expenditures are effective, we expect that our existing sources of liquidity will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of this Quarterly Report, or August 2024. Our current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, other liquidity needs associated with capital expenditures, as well as other investing needs. We are actively evaluating other sources of liquidity to further support long-term business operations. As of June 30, 2023, we are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming 12 months relate to our leases and operating and capital purchase commitments.

Summary Statement of Cash Flows for the Six Months Ended June 30, 2023 and 2022

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Six Months Ended June 30,		Period over period change
(in thousands)	2023	2022	$	%
Net cash used in operating activities	$(69,488)	$(91,862)	$22,374	(24)%
Net cash provided by (used in) investing activities	48,787	(129,647)	178,434	(138)
Net cash provided by financing activities	441	817	(376)	(46)
Net decrease in cash and cash equivalents	$(20,260)	$(220,692)	$200,432	(91)%

Cash Flows from Operating Activities

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

For the six months ended June 30, 2023, net cash used in operating activities was $69.5 million. The primary factors affecting our operating cash flows during the period were a net loss of $58.9 million and non-cash charges of $12.1 million including a gain on change in fair value of contingent consideration of $19.4 million, partially offset by stock-based compensation expense of $3.2 million, depreciation and amortization expense of $3.0 million and non-cash lease expense of $1.7 million. Changes in operating working capital items were mainly due to an increase in accounts payable of $7.8 million and increase in other non-current liabilities of $6.8 million, partially offset by a decrease in inventories of $7.1 million, a decrease in prepaid and other current assets of $2.3 million, a decrease in accrued expenses and other current liabilities of $1.9 million, and a decrease in lease liabilities of $1.5 million.

For the six months ended June 30, 2022, net cash used in operating activities was $91.9 million. The primary factors affecting our operating cash flows during the period were a net loss of $168.0 million. This is offset by non-cash charges including stock-based compensation expense of $29.8 million, inventory reserves including write-offs and net realizable value write-downs of $18.8 million, loss on change in fair value of contingent consideration of $17.3 million, depreciation and amortization expense of $7.6 million and non-cash lease expense of $0.7 million. Changes in operating working capital items is mainly due to increased headcount and ramp-up of our production and primarily reflect the increase in inventories of $13.4 million, other non-current assets of $2.4 million, and trade accounts receivable of $1.6 million. Changes in operating working capital items was partially offset by a decrease in prepaid and other current assets of $7.4 million, accounts payable of $6.3 million, other non-current liabilities of $4.9 million, and accrued expense and other current liabilities of $1.2 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was $48.8 million, which was comprised mainly of maturities of marketable securities of $57.0 million, partially offset by $8.2 million of purchases of property, plant and equipment related to leasehold improvements at our Sunnyvale manufacturing facility and production equipment at our manufacturing facility and corporate headquarters in Alameda, California.

For the six months ended June 30, 2022, net cash used in investing activities was $129.6 million, which was comprised mainly of purchases of marketable securities of $102.0 million, purchases of property, plant and equipment of $32.1 million mainly related to the construction of our manufacturing facility and acquisition of an indefinite-lived intangible trademark asset of $0.9 million. This was partially offset by proceeds from maturities of marketable securities of $5.3 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities amounted to $0.4 million and consisted primarily of proceeds from the issuance of shares of Class A common stock under equity plans.

For the six months ended June 30, 2022, net cash provided by financing activities amounted to $0.8 million and consisted primarily of proceeds from employee stock purchase plan of $0.7 million and issuance of stock under equity plans of $0.1 million.

Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“Nasdaq”)

On October 6, 2022, we received a deficiency notice from Nasdaq that we were not in compliance with Rule 5450(a)(1) of the listing requirements (the “Minimum Bid Price Requirement”) because our per share closing bid price has been below $1.00 for thirty consecutive business days. Currently, our Class A common stock trades on the Nasdaq Capital Market. At the time, our Class A common stock traded on the Nasdaq Global Select Market (see below for transition from Nasdaq Global Select Market to Nasdaq Capital Market effective April 12, 2023). Nasdaq’s notice stated that if, at any time before April 4, 2023, the per share closing bid price of Astra’s Class A common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq’s staff will provide us written notice that we comply with the Minimum Bid Price Requirement. As of the date of this quarterly report, our per share closing bid price remains below $1.00. While this notice had no immediate effect on the listing of our Class A common stock, if we are unable to regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with the other listing standards for Nasdaq, it could result in the delisting of our Class A common stock from Nasdaq.

On March 13, 2023, we submitted an application to Nasdaq for an additional 180-day period (the “Extended Compliance Period”) to comply with the minimum bid price requirement. On April 10, 2023, we received a letter from Nasdaq notifying us that, while we have not regained compliance with the Minimum Bid Price Requirement, the Staff has determined that Astra is eligible for an additional 180 calendar day period, or until October 2, 2023, to regain compliance. Nasdaq’s determination was based on (i) Astra meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and (ii) Astra’s written notice to Nasdaq of its intention to cure the deficiency during the Extended Compliance Period. In connection with our request for extension to cure our notice of deficiency, we transferred our Class A Common Stock from the Nasdaq Global Select Market to the Nasdaq Capital Market, effective April 12, 2023. If we are unable to cure the deficiency during the Extended Compliance Period, Nasdaq will give notice that our Class A common stock is subject to delisting and we will be able to appeal that delisting before a Nasdaq hearings panel.

On July 6, 2023, our board of directors approved a reverse stock split of all of our outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”) at a ratio of (a) one (1) new share of Class A Common Stock for fifteen (15) shares of Class A Common Stock then issued and outstanding; and (b) one (1) new share of Class B Common Stock for fifteen (15) shares of Class B Common Stock then issued and outstanding. The Reverse Stock Split is expected to be consummated on or before October 2, 2023. Our stockholders had previously approved the Reverse Stock Split at our 2023 Annual Meeting of Stockholders on June 8, 2023, at a ratio in the range of 1-for-5 to 1-for-15, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse stock split to be determined by the board of directors, in its discretion, but no later than June 8, 2024.

Compliance with Recently Released Final Rules of the Securities and Exchange Commission

Cybersecurity Risk Management, Strategy, Governance and Incident Reporting

On July 26, 2023, the SEC released its final rule, Cybersecurity Risk Management, Strategy, Governance and Incident Reporting, which becomes effective 30 days after publication in the Federal Register.

Cybersecurity Risk Management, Strategy and Governance Annual Disclosures

In annual report on form 10-K, registrants must describe their process, if any, for assessing, identifying, and managing material risks from cybersecurity threats, including whether cybersecurity is part of the overall risk management program, engages consultants, auditors or other third parties, and processes to oversee and identify risks from use of third-parties. Disclosures must also include whether and how any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the registrant’s business strategy, results of operations, or financial condition.

Material cybersecurity incident reporting

Under the new rule, registrants are required to report “material” cybersecurity incidents on a Form 8-K within four business days of materiality determination and must include a description of the nature, scope, and timing of the incident and the material impact or reasonably likely material impact on the registrant. Materiality determination should be based on federal securities law materiality, including consideration of quantitative and qualitative factors.

Effective Date

The material incident disclosure requirements will become effective on or after December 18, 2023. Smaller reporting companies have a 180-day deferral. Disclosures for risk management, strategy and governance are effective for all registrants for fiscal years ending on or after December 15, 2023. We will be required to provide our risk management strategy and governance disclosures on its Annual Report on Form 10-K for the year ending December 31, 2023. We will be required to report material cybersecurity incidents on Form 8-K beginning June 2024.

Insider Trading Arrangements and Related Disclosures

Effective February 23 2023, the SEC has adopted final rules on the amendments to the Insider Trading Arrangements and Related Disclosures. The amendments include new requirements for registrants to disclose insider trading policies and procedures in accordance with Rule 10b5-1, which will require disclosure of directors and executives 10b5-1 plans in detail on a quarterly and annual basis.

Registrants other than Small Reporting Companies must begin providing disclosure with reports for periods that begin on or after April 1, 2023. Smaller Reporting Companies must begin providing scaled disclosures with reports covering the first full period that begins on or after October 1 2023. Astra must begin providing the scaled disclosures as required under the amendments in its 2023 Annual Report on Form 10-K for all 10b5-1 plans adopted or terminated during the three months ended December 31, 2023, with reporting under the requirements on a quarterly basis on Form 10-Q thereafter.

Reporting of Daily Share Repurchase Activity

On May 3, the SEC adopted amendments that expand existing share repurchase disclosure requirements for domestic corporate issuers, foreign private issuers (FPIs), and listed closed-end funds. The final amendments require reporting of daily repurchase activity, as well as increased reporting regarding the rationale and objectives for share repurchase plans. Tabular disclosure of quantitative daily share repurchase data will be required including the following:

•
number of shares purchased,
•
average price paid per share,
•
number of shares purchased under publicly announced plans,
•
aggregate maximum number of shares or approximate dollar value that may still be purchased under a publicly announced plan,
•
number of shares purchased on the open market,
•
total number of shares purchased that are intended to qualify for the safe harbor in Rule 10b-18, and
•
total number of shares purchased under a plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as a “10b5-1 trading arrangement.”

Reporting entities will also be required to indicate whether certain officers and directors purchased or sold shares subject to a repurchase plan within four business days of the announcement of the plan.

The final rule becomes effective 60 days after publication in the Federal Register. Registrants will be required to comply beginning with the filing that covers the first full fiscal quarter that begins on or after October 1, 2023. For example, a calendar year-end entity with a fourth quarter beginning on October 1, 2023 would be required to comply beginning with its December 31, 2023 Form 10-K (covering activity in that fourth quarter), and in Form 10-Q filings thereafter.

Executive Compensation Claw Back Rule

On October 26, the SEC adopted new Exchange Act Rule 10D-1 directing US securities exchanges to establish standards that require registrants to develop and implement a written policy for the recovery of erroneously awarded incentive-based compensation received by current and former executive officers in the event of a required accounting restatement. The new rule and related amendments also require registrants to file their recovery policy as an exhibit to their annual report and to provide other disclosures. The new rule, which was proposed in 2015 and reopened for comment in 2021 and 2022, is intended to implement the requirements of Section 954 of the Dodd-Frank Act.

The new rule and related amendments will become effective 60 days after publication in the Federal Register. The exchanges must file proposed listing standards to implement the SEC’s directive no later than 90 days after the final rules are published in the Federal Register, and those listing standards must be effective no later than one year after that publication date. Affected issuers will be required to adopt a recovery policy no later than 60 days after the listing standards become effective.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not, to date, been exposed to material market risks given our early stage of operations. As we expand our commercial operations, we expect to be exposed to foreign currency exchange rate and commodity price risks, particularly related to rocket propellants, helium, and aluminum, among others, and potentially other market risks, including those related to interest rates or valuation of financial instruments, among others. There were no material changes in our market risk since the year ended December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

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
•
We are implementing and enhancing comprehensive business process controls over the preparation and review of journal entries, including the deployment of a new ERP system in the third quarter of 2022, and establishing additional controls to verify transactions are properly classified in the financial statements.
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
•
We are in the process of enhancing and have completed some enhancements to our implementation of all of the components of the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This includes improvements to our Sarbanes-Oxley program, an overall Company-wide risk assessment process and assessing the effectiveness of control activities to contribute to the mitigation of risks and support achievement of objectives facilitated by Internal Audit. In addition, we have completed the assignment of responsibilities, internal and external, associated with the performance of internal controls over financial reporting and will continue to monitor the need to hire additional resources, contracting external resources, and continue providing additional training to existing resources as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 7- Commitments and Contingencies, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

Except for the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on March 30, 2023 (as amended on March 31, 2023) and our Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the SEC on May 15, 2023.

Risks Related to our Financing Activities

The future issuance of equity or of debt securities that are convertible into equity will dilute our share capital.

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. On July 10, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). The Sales Agreement provides for the offer and sale of up to $65.0 million of the Company’s newly issued Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), from time to time through an “at the market offering” program. We have issued securities under the Sales Agreement and may do so in the future. On August 4, 2023, we issued warrants to purchase up to 22.5 million shares of the Class A Common Stock. Future issuances of our common stock or other equity securities pursuant to the Sales Agreement or otherwise, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

Our ability to make scheduled payments on or to refinance our existing indebtedness, including the Senior Note, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control.

Our ability to make scheduled payments of principal or to pay interest on or to refinance our existing indebtedness, including the Senior Note, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. Our current operations do not generate sufficient cash flow from operations to satisfy our obligations under the Senior Note. Accordingly, it is likely that we will need to obtain additional financing in order to pay the principal and interest on the Senior Note when due and the terms of the Senior Note limit our ability to obtain additional financing. Our ability to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to obtain the necessary capital to refinance the existing indebtedness on attractive terms, or at all, which could result in a default on our debt obligations.

We are subject to certain covenants set forth in the Senior Note. Upon an event of default, including a breach of a covenant, we may not be able to make such accelerated payments under the Senior Note.

The Notes contain customary events of default, including for non-payment, breach of covenants, defaults under other material indebtedness, bankruptcy, change of control, material judgments, suspension from trading of our Class A common stock on an eligible exchange and failure to timely file Exchange Act reports. We will require additional financing to continue to conduct our operations and to comply with the terms of the Notes. Such additional financing may not be available on acceptable terms or at all.

Upon an event of default, the outstanding principal amount of the Notes plus any other amounts owed under the Notes will become immediately due and payable and holders of the Notes could accelerate the amounts due. A default would also likely significantly reduce the market price of our Class A Common Stock.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Subject to the covenants in the Senior Notes, we and our subsidiaries may be able to incur substantial additional debt in the future. Some of these transactions may have potentially adverse effects on the holders of the Notes. In addition, we will not be restricted under the terms of the Senior Note from taking a number of other actions that could have the effect of diminishing our ability to make payments on the Senior Note when due. If we incur additional indebtedness, the related risks that we now face would intensify and could further exacerbate the risks associated with our ability to service our indebtedness.

We may be required to incur further debt to meet future capital requirements of our business. Should we be required to incur additional debt, the restrictions imposed by the terms of such debt could adversely affect our financial condition and our ability to respond to changes in our business.

If we incur additional debt, we may be subject to the following risks:

•
our vulnerability to adverse economic conditions may be heightened;
•
our flexibility in planning for, or reacting to, changes in our business may be limited;
•
our debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•
higher levels of debt may place us at a competitive disadvantage compared to our competitors or prevent us from pursuing opportunities;
•
covenants contained in the agreements governing our indebtedness may limit our ability to borrow additional funds and make certain investments;
•
a significant portion of our cash flow could be used to service our indebtedness; and
•
our ability to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes may be impaired.

We cannot assure you that our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities.

Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us.

Banking and capital markets are experiencing periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. There is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws, or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counter-parties. Any of these results could have a material adverse effect on our business, financial condition, and results of operations.

The Warrants are exercisable for our Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

The Warrants are exercisable for 22.5 million shares of our Class A Common Stock at $0.45 per share. The additional shares of our Class A Common Stock issued upon exercise of the Warrants will result in dilution to the then existing holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Warrant Agreement, dated February 3, 2023, by and between Astra Space, Inc. and ShareIntel-Shareholder Intelligence Services, LLC	10-K	001-39426	4.2	March 30, 2023
4.2	Form of Initial Note under Securities Purchase Agreement dated August 4, 2023	8-K	001-39426	4.1	August 4, 2023
4.3	Form of Initial Warrant under Securities Purchase Agreement dated August 4, 2023	8-K	001-39426	4.2	August 4, 2023
10.1	Sales Agreement between Astra Space, Inc. and Roth Capital Partners, LLC dated July 10, 2023	8-K	001-39426	1.1	July 10, 2023
10.1	Securities Purchase Agreement, dated August 4, 2023, by and among Astra Space, Inc. and each of the investors party thereto	8-K	001-39426	10.1	August 4, 2023
10.3	Form of Performance Stock Option Award	10-Q	001-39426	10.1	May 15, 2023
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astra Space, Inc.

Date: August 14, 2023	By:	/s/ Chris C. Kemp
Chris C. Kemp
Chief Executive Officer and Chairman of Board and Principal Executive Officer

Date: August 14, 2023	By:	/s/ Axel Martinez
Axel Martinez
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer