Form 10-Q
period 2023-09-30
Astra Space, Inc.
filed 2023-11-16
CIK 1814329

Hello

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the registrant had 18,790,771 shares of Class A common stock, $0.0001 par value per share, outstanding and 3,702,613 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$13,870	$33,644
Restricted cash	5,000	—
Marketable securities	—	69,173
Trade accounts receivable, net of allowance for doubtful accounts of $0.2 million and $0, respectively	1,553	5,327
Inventories	13,686	4,142
Prepaid and other current assets	15,816	13,496
Total current assets	49,925	125,782
Non-current assets:
Property, plant and equipment, net	29,322	24,271
Right-of-use asset	10,273	12,813
Intangible assets, net	8,443	10,132
Other non-current assets	1,801	1,701
Total assets	$99,764	$174,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,052	$1,799
Operating lease obligation, current portion	3,801	3,800
Contingent consideration	10,000	33,900
Accrued expenses and other current liabilities	48,658	42,043
Senior Note, net	7,076	—
Total current liabilities	76,587	81,542
Non-current liabilities:
Operating lease obligation, net of current portion	6,814	9,051
Other non-current liabilities	8,301	1,796
Total liabilities	91,702	92,389

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 14,849,265 and 14,246,498 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	22	22
Class B common stock, $0.0001 par value; 65,000,000 shares authorized; 3,702,613 shares issued and outstanding as of both September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid in capital	1,916,498	1,902,213
Accumulated other comprehensive loss	—	(110)
Accumulated deficit	(1,908,464)	(1,819,821)
Total stockholders’ equity	8,062	82,310
Total liabilities and stockholders’ equity	$99,764	$174,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Launch services	$—	$—	$—	$5,899
Space products	256	2,777	963	3,471
Total revenues	256	2,777	963	9,370
Cost of revenues
Launch services	—	—	—	28,193
Space products	232	1,071	620	1,337
Total cost of revenues	232	1,071	620	29,530
Gross profit (loss)	24	1,706	343	(20,160)
Operating expenses:
Research and development	21,677	32,821	77,154	111,546
Sales and marketing	1,630	4,052	4,764	13,452
General and administrative	9,834	19,222	33,096	60,816
Impairment expense	—	75,116	—	75,116
Goodwill impairment	—	58,251	—	58,251
(Gain) loss on change in fair value of contingent consideration	(4,510)	11,949	(23,900)	29,249
Total operating expenses	28,631	201,411	91,114	348,430
Operating loss	(28,607)	(199,705)	(90,771)	(368,590)
Interest income	99	616	1,813	1,146
Interest expense	(1,339)	-	(1,339)	—
Other income (expense), net	101	(25)	1,654	314
Loss before taxes	(29,746)	(199,114)	(88,643)	(367,130)
Income tax provision	—	—	—	—
Net loss	$(29,746)	$(199,114)	$(88,643)	$(367,130)

Net loss per share:
Weighted average number of shares of Class A common stock outstanding – basic and diluted	14,595,957	14,052,541	14,433,973	13,954,491
Net loss per share of Class A common stock – basic and diluted	$(1.63)	$(11.21)	$(4.89)	$(20.79)
Weighted average number of shares of Class B common stock outstanding – basic and diluted	3,702,613	3,702,613	3,702,613	3,702,613
Net loss per share of Class B common stock – basic and diluted	$(1.63)	$(11.21)	$(4.89)	$(20.79)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(29,746)	$(199,114)	$(88,643)	$(367,130)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities	17	31	110	(202)
Total comprehensive loss	$(29,729)	$(199,083)	$(88,533)	$(367,332)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

Nine Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	14,246,498	$22	3,702,613	$6	$1,902,213	$(110)	$(1,819,821)	$82,310
Stock-based compensation	—	—		—	5,328	—	—	5,328
Issuance of common stock under equity plans	105,932	—	—	—	441	—	—	441
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(44,893)	(44,893)
Balance as of March 31, 2023	14,352,430	$22	3,702,613	$6	$1,907,982	$(41)	$(1,864,714)	$43,255
Stock-based compensation benefit	—	—		—	(2,124)	—	—	(2,124)
Issuance of common stock under equity plans	79,701	—	—	—	—	—	—	—
Warrants	—	—	—	—	12	—	—	12
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(14,004)	(14,004)
Balance as of June 30, 2023	14,432,131	$22	3,702,613	$6	$1,905,870	$(17)	$(1,878,718)	$27,163
Stock-based compensation	—	—	—	—	4,759	—	—	4,759
Issuance of common stock under equity plans	109,724	—	—	—	328	—	—	328
Warrants	—	—	—	—	4,811			4,811
Reverse stock split rounding adjustment	65,533	—	—	—	—	—	—	—
Issuance of Class A shares, net of costs, under at the market offering ("ATM")	241,877	—	—	—	730	—	—	730
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(29,746)	(29,746)
Balance as of September 30, 2023	14,849,265	$22	3,702,613	$6	$1,916,498	$—	$(1,908,464)	$8,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

Nine Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	13,830,074	$22	3,702,613	$6	$1,844,875	$—	$(1,408,383)	$436,520
Stock-based compensation	—	—		—	17,041	—	—	17,041
Issuance of common stock under equity plans	77,292	—	—	—	793	—	—	793
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	—	—	(85,713)	(85,713)
Balance as of March 31, 2022	13,907,366	$22	3,702,613	$6	$1,862,709	$(155)	$(1,494,096)	$368,486
Stock-based compensation	—	—		—	12,791	—	—	12,791
Issuance of common stock under equity plans	53,196	—	—	—	27	—	—	27
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(82,303)	(82,303)
Balance as of June 30, 2022	13,960,562	$22	3,702,613	$6	$1,875,527	$(233)	$(1,576,399)	$298,923
Stock-based compensation	—	—		—	13,748	—	—	13,748
Issuance of common stock under equity plans	137,136	—	—	—	484	—	—	484
Issuance of common stock as consideration for the commitment under the Common Stock Purchase agreement (Note 13)	23,940							—
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(199,114)	(199,114)
Balance as of September 30, 2022	14,121,638	$22	3,702,613	$6	$1,889,759	$(202)	$(1,775,513)	$114,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(88,643)	$(367,130)
Adjustments to reconcile net loss to cash flows used in operating activities
Stock-based compensation	7,975	43,580
Impairment expense	—	75,116
Goodwill impairment	—	58,251
Depreciation	2,304	9,664
Amortization of intangible assets	1,689	2,394
Inventory write-downs	—	18,828
Non-cash lease expense	2,540	1,370
Discount accretion on Senior Note	1,117	—
(Gain) loss on change in fair value of contingent consideration	(23,900)	29,249
Accretion (Amortization) of marketable securities purchased at a premium (discount)	(716)	33
Loss on marketable securities	5	24
Changes in operating assets and liabilities:
Trade accounts receivable	3,774	(3,107)
Inventories	(9,544)	(15,466)
Prepaid and other current assets	(2,320)	3,768
Other non-current assets	(100)	(1,278)
Accounts payable	7,563	2,990
Lease liabilities	(2,236)	(1,207)
Accrued expenses and other current liabilities	6,432	(2,125)
Other non-current liabilities	6,506	10,431
Net cash used in operating activities	$(87,554)	$(134,615)
Cash flows from investing activities:
Acquisition of trademark	—	(850)
Purchases of marketable securities	—	(136,445)
Proceeds from sales of marketable securities	8,984	6,000
Proceeds from maturities of marketable securities	61,010	47,250
Purchases of property, plant and equipment	(9,483)	(40,043)
Net cash provided by (used in) investing activities	$60,511	$(124,088)
Cash flows from financing activities:
Proceeds from issuance of Senior Note, net of discount	12,125	—
Third-party issuance costs related to Senior Note	(1,355)	—
Proceeds from issuance of common stock under equity plans	769	1,304
Issuance of Class A shares, net of costs - ATM	730	—
Net cash provided by financing activities	$12,269	$1,304

Net decrease in cash, cash equivalents, and restricted cash	$(14,774)	$(257,399)
Cash, cash equivalents, and restricted cash at beginning of period	33,644	325,007
Cash, cash equivalents, and restricted cash at end of period	$18,870	$67,608

Non-cash investing and financing activities:
Assets acquired included in accounts payable, accrued expenses and other current liabilities	$1,226	$2,777
Warrants to purchase common stock issued in conjunction with the Senior Note	$4,811	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business

Astra Space, Inc. (the "Company") designs, tests, manufactures and operates the next generation of launch services and space products and services that it expects to enable a new generation of global communications, earth observations, precision weather monitoring, navigation, and surveillance capabilities. The Company's mission is to Improve Life on Earth from Space® through greater connectivity and more regular observations and to enable a wave of innovation in Low Earth Orbit ("LEO") by expanding its space platform offerings. Currently, the Company's business consists of two segments, a mobile orbital launch system (“Launch Services”) and a space products business that produces the Astra Spacecraft EngineTM products (“Space Products”).

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

Unless the context otherwise requires, “Astra” and the “Company” refers to Astra Space, Inc., the combined company and its subsidiaries following the Business Combination and Astra Space Operations, Inc. prior to the Business Combination. See Note 3 — Acquisitions for further discussion of the Business Combination, included in the Notes to Consolidated Financial Statements in Astra’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2023 (“2022 Annual Report”). The Company’s Class A common stock is listed on the Nasdaq Capital Market under the symbol “ASTR”.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Astra and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial reporting. The condensed consolidated financial statements included herein are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The condensed consolidated balance sheet data as of December 31, 2022 were derived from Astra’s audited consolidated financial statements included in its 2022 Annual Report. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future period.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The impact of these reclassifications was not material to the condensed financial statements for the periods presented.

Reverse Stock Split

On July 6, 2023, the board of directors of the Company (the “Board”) approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Reverse Stock Split Amendment”) to effect (a) a 1-for-15 reverse stock split of the shares of the Company’s Class A common stock (the “Class A common stock”), par value $0.0001 per share, and (b) a 1-for-15 reverse stock split of the shares of the Company’s Class B common stock (the “Class B common stock), par value $0.0001 per share on September 13, 2023 (collectively, the “Reverse Stock Split”). The stockholders of the Company, at the 2023 annual meeting held on June 8, 2023 (the “Annual Meeting”), had previously approved the Reverse Stock Split at a ratio in the range of 1-for-5 to 1-for-15, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse stock split to be determined by the Board, in its discretion, no later than June 8, 2024.

On September 12, 2023, the Company amended its existing Second Amended and Restated Certificate of Incorporation (the “Prior Certificate”), to implement the Reverse Stock Split by filing the Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware. The Amendment became effective at 4:01 PM Eastern Time on September 13, 2023 (the “Effective Time”), thereby giving effect to the Reverse Stock Split. The Prior Certificate was further amended, as of the Effective Time, to clarify that the Company will round up to the nearest whole shares for treatment of any fractional shares of Common Stock in connection with the Reverse Stock Split. The par value of the Company’s common stock and the number of authorized shares of the common stock were not affected by the Reverse Stock Split. The Class A common stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market at the opening of trading on September 14, 2023. The trading symbol for the Class A common stock remained “ASTR”. The Class A common stock was assigned a new CUSIP number (04634X202) following the Reverse Stock Split.

Unless otherwise noted, share numbers and per share amounts in this Quarterly Report on Form 10-Q reflect the Reverse Stock Split.

Impact of the Reverse Stock Split

The impacts of the Reverse Stock Split were applied retroactively for all periods presented in accordance with applicable guidance. Therefore, prior period amounts are different than those previously reported. Certain amounts within the following tables may not foot due to rounding.

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

				September 30, 2022
				As Previously Reported	Impact of Reverse Stock Split	Revised
Class A common stock				211,824,567	(197,702,929)	14,121,638
Class B common stock				55,539,188	(51,836,575)	3,702,613

	June 30, 2023			June 30, 2022
	As Previously Reported	Impact of Reverse Stock Split	Revised	As Previously Reported	Impact of Reverse Stock Split	Revised
Class A common stock	216,481,966	(202,049,834)	14,432,132	209,408,425	(195,447,863)	13,960,562
Class B common stock	55,539,188	(51,836,575)	3,702,613	55,539,188	(51,836,575)	3,702,613

	March 31, 2023			March 31, 2022
	As Previously Reported	Impact of Reverse Stock Split	Revised	As Previously Reported	Impact of Reverse Stock Split	Revised
Class A common stock	215,286,444	(200,934,014)	14,352,430	208,610,490	(194,703,124)	13,907,366
Class B common stock	55,539,188	(51,836,575)	3,702,613	55,539,188	(51,836,575)	3,702,613

	December 31, 2022			December 31, 2021
	As Previously Reported	Impact of Reverse Stock Split	Revised	As Previously Reported	Impact of Reverse Stock Split	Revised
Class A common stock	213,697,468	(199,450,970)	14,246,498	207,451,107	(193,621,033)	13,830,074
Class B common stock	55,539,188	(51,836,575)	3,702,613	55,539,189	(51,836,576)	3,702,613

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	Three Months Ended September 30, 2022
	As Previously Reported	Impact of Reverse Stock Split	Revised
Class A common stock:
Weighted average shares outstanding - basic and diluted	210,788,116	(196,735,575)	14,052,541
Loss per share - basic and diluted	$(0.75)	$(10.46)	$(11.21)
Class B common stock:
Weighted average shares outstanding - basic and diluted	55,539,188	(51,836,575)	3,702,613
Loss per share - basic and diluted	$(0.75)	$(10.46)	$(11.21)

	Nine Months Ended September 30, 2022
	As Previously Reported	Impact of Reverse Stock Split	Revised
Class A common stock:
Weighted average shares outstanding - basic and diluted	209,317,361	(195,362,870)	13,954,491
Loss per share - basic and diluted	$(1.39)	$(19.40)	$(20.79)
Class B common stock:
Weighted average shares outstanding - basic and diluted	55,539,188	(51,836,575)	3,702,613
Loss per share - basic and diluted	$(1.39)	$(19.40)	$(20.79)

The following outstanding stock options and restricted stock units exercisable or issuable into shares of Class A common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	September 30, 2022
	As Previously Reported	Impact of Reverse Stock Split	Revised
Stock options	7,139,177	(6,663,232)	475,945
Restricted stock units	18,759,814	(17,509,160)	1,250,654
Total antidilutive shares excluded from loss per share - diluted	25,898,991	(24,172,392)	1,726,599

Restricted stock awards were adjusted retroactively to give effect to the Reverse Stock Split for the nine months ended September 30, 2022

	As Previously Reported		Impact of Reverse Stock Split		Revised
	No. of Options	Weighted- Average Exercise Price	No. of Options	Weighted- Average Exercise Price	No. of Options	Weighted- Average Exercise Price
Outstanding – December 31, 2021	10,678,818	$9.20	(9,966,896)	$130.18	711,922	$139.38
Granted	13,760,707	2.51	(12,843,326)	35.08	917,381	37.59
Vested	(2,737,757)	8.40	2,555,239	120.35	(182,518)	128.75
Forfeited	(2,941,954)	7.18	2,745,823	105.74	(196,131)	112.92
Outstanding - September 30, 2022	18,759,814	$4.73	(17,509,160)	$66.50	1,250,654	$71.23

Stock options were adjusted retroactively to give effect to the Reverse Stock Split for the nine months ended September 30, 2022:

	As Previously Reported		Impact of Reverse Stock Split		Revised
	No. of Options	Weighted- Average Exercise Price	No. of Options	Weighted- Average Exercise Price	No. of Options	Weighted- Average Exercise Price
Outstanding – December 31, 2021	20,326,384	$7.52	(18,971,291)	$104.63	1,355,093	$112.14
Granted	1,242,027	4.85	(1,159,225)	67.94	82,802	72.79
Exercised	(620,145)	0.45	578,802	6.37	(41,343)	6.82
Forfeited	(267,189)	1.18	249,376	16.49	(17,813)	17.67
Expired	(5,067)	6.75	4,729	94.50	(338)	101.25
Outstanding - September 30, 2022	20,676,010	$7.61	(19,297,609)	$106.60	1,378,401	$114.21

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

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months through November 2024. Since inception, the Company has incurred significant operating losses and has an accumulated deficit of approximately $1.9 billion. As of September 30, 2023, the Company’s existing sources of liquidity included cash and cash equivalents of $13.9 million and restricted cash of $5.0 million. The restricted cash is held in a control account as collateral for the Senior Note issued to a New Jersey based investment firm, on August 4, 2023, (the "Senior Note") and may only be disbursed under the term of the Securities Purchase Agreement. See Note 6. Senior Note and Warrants for more information about the Company's obligations under the Senior Note. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products.

To proceed with the Company’s business plan and continue the Company's business operations, the Company will need to raise substantial additional funds through the issuance of additional debt, equity or both. Until such time, if ever, the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financing, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to obtain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product development activities or future commercialization efforts or cease business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all.

In an effort to alleviate these conditions, the Company continues to seek and evaluate additional opportunities to raise additional capital through the issuance of equity or debt securities or potential sale of assets. See Note 6 – Senior Note and Warrants, Note 9 – Stockholder’s Equity and Note 13 – Subsequent Events for information about the Company’s recent capital raising activities and the restrictions on the Company’s business activities related to these capital raising activities. The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, its performance and investor sentiment with respect to the Company and its industry.

As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. If the Company is unable to raise substantial additional capital in the near term, the Company's operations and production plans will be further scaled back or curtailed. If the funds raised are insufficient to provide a bridge to full commercial production at a profit, the Company's operations could be severely curtailed or cease entirely and the Company may not realize any significant value from its assets.

The Company has, however, prepared these unaudited condensed consolidated financial statements on a going concern basis, assuming that the Company's financial resources will be sufficient to meet its capital needs over the next twelve months. Accordingly, the Company's financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should it be unable to continue in operation for the next twelve months.

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

The following customer's outstanding accounts receivable accounted for greater than 10% of the Company's trade accounts receivable as of the date reflected:

	September 30, 2023	December 31, 2022
Customer 1	26.6%	—
Customer 2	24.7%	21.7%
Customer 3	—	53.3%
Customer 4	—	20.8%

For the three and nine months ended September 30, 2023 and 2022, the following customers accounted for greater than 10% of the Company's total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer 1	100.0%	—	100%	—
Customer 2	—	100.0%	—	29.6%
Customer 3	—	—	—	59.2%

____________

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

For indefinite-lived intangible assets, the Company compared the carrying amount of the asset to its fair value, resulting in a non-cash impairment charge, as described further in Note 5 – Intangible Assets.

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

For goodwill, the Company compared the carrying amount of the reporting unit to its fair value. During the third quarter of fiscal year 2022, the Company took steps to realign management and internal reporting, resulting in two operating and reportable segments, as described further in Note 12 – Segment Information. In accordance with the accounting guidance under ASC 350, the reorganization triggered a goodwill impairment test based on the reporting structure immediately before the reorganization, as a single reporting unit, resulting in a non-cash impairment charge writing off the entire goodwill balance, as described further in Note 5 – Intangible Assets.

Fair values of the Company’s reporting units were determined using the discounted cash flow model and fair value of the trade name was determined using the relief-from-royalty method. Significant inputs include discount rates, growth rates, and cash flow projections, and for the trade name, the royalty rate. These valuation inputs are considered Level 3 inputs as defined by ASC 820 Fair Value Measurement.

Use of Estimates and Judgments

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the unaudited condensed consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include the valuation of goodwill and long-lived assets, inventory valuation and reserves, stock-based compensation, useful lives of intangible assets and property, plant and equipment, deferred tax assets, income tax uncertainties and other contingencies.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided temporary relief when transitioning from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) or another applicable rate during the original transition period ending on December 31, 2022. In March 2021, the UK Financial Conduct Authority (the “FCA”) announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of U.S. dollar LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. In light of this development, the FASB issued this update to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company does not have material LIBOR related contracts and the Company's adoption of this new guidance will not have a material impact on its financial position, results of operations, cash flows, or related disclosures.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2023	2022	2023	2022
Launch services	$—	$—	$—	$5,899
Space products	256	2,777	963	3,471
Total revenues	$256	$2,777	$963	$9,370

Contracts with governmental entities involving research and development milestone activities do not represent contracts with customers under ASC 606 and as such, amounts received are recorded in other income in the unaudited condensed consolidated statements of operations. No such income was recorded for the three months ended September 30, 2023 or 2022. The Company recorded $1.5 million and $0.4 million of other income for the nine months ended September 30, 2023 and 2022, respectively.

Contract balances

Contract assets and liabilities reflect timing differences between the receipt of consideration and the fulfillment of performance obligations under a contract with a customer. Contract assets reflect performance obligations satisfied and revenues recognized in advance of a customer billing. Contract liabilities reflect consideration received in advance of the satisfaction of a performance obligation under a contract with a customer. Contract assets become trade receivables once the Company's rights to consideration become unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. Contract costs are those costs which are directly related to fulfillment of specified customer contracts. The Company had deferred contract costs of $2.7 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively. The Company had contract liabilities of $39.6 million and $24.1 million as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, the Company recognized $0.3 million and $1.0 million, respectively, of revenue that was included in the contract liabilities balance at the beginning of the periods. During the three and nine months ended September 30, 2022, the Company recognized revenue of $0.3 million and $5.2 million, respectively, that was included in the contract liabilities balance at the beginning of the periods.

Remaining performance obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. Customers are not considered committed when they are able to terminate their contractual obligations to the Company without payment of a substantial penalty under the contract. The

Company had unsatisfied performance obligations based on contractual terms of $101.8 million as of September 30, 2023, $57.8 million of which is expected to be achieved by September 2024, and $44.0 million of which is expected to be achieved some time between October 2024 and 2028.

Note 3 — Fair Value Measurements

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

The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and certain other current liabilities and Senior Note, net of discount approximate fair value because of their short-term maturities.

The following table presents information about the Company’s assets and liabilities at December 31, 2022, that were measured at fair value on a recurring basis:

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

In connection with the Senior Note, the Company fully liquidated its portfolio of marketable securities in August 2023, resulting in an immaterial loss during the three months ended September 30, 2023. As of September 30, 2023, the Company had no available-for-sale marketable securities on its condensed consolidated balance sheet.

The following is a summary of available-for-sale marketable securities as of and December 31, 2022:

in thousands	December 31, 2022
Description	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$14,763	$(50)	$14,713
Corporate debt securities	16,972	(57)	16,915
Commercial paper	34,698	—	34,698
Asset backed securities	2,850	(3)	2,847
Total available-for-sale marketable securities	$69,283	$(110)	$69,173

The following table presents the breakdown of the available-for-sale marketable securities in an unrealized loss position as of December 31, 2022:

in thousands	December 31, 2022
	Fair Value	Gross Unrealized Loss
U.S. Treasury securities
Less than 12 months	$14,713	$(50)
Total	$14,713	$(50)

Corporate debt securities
Less than 12 months	$16,915	$(57)
Total	$16,915	$(57)

Commercial paper
Less than 12 months	$34,698	$—
Total	$34,698	$—

Asset backed securities
Less than 12 months	$2,847	$(3)
Total	$2,847	$(3)

There were no realized gains or losses on available-for-sale marketable securities during the three and nine months ended September 30, 2022.

The following table presents the fair value and amortized cost of available-for-sale marketable securities, as of December 31, 2022, due in one year:

	December 31, 2022
in thousands	Amortized Cost	Fair Value
Due in 1 year or less	$69,283	$69,173

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments:

in thousands	Contingent Consideration
Fair value as of December 31, 2022	$33,900
Gain on change in fair value of contingent consideration	(23,900)
Fair value as of September 30, 2023	$10,000

in thousands	Contingent Consideration
Fair value as of December 31, 2021	$13,700
Loss on change in fair value of contingent consideration	29,249
Fair value as of September 30, 2022	$42,949

In connection with the Apollo Fusion, Inc. ("Apollo") acquisition, the Company was required to make contingent payments in cash and Class A common stock, subject to the Apollo assets achieving certain revenue and contract thresholds from the date of the acquisition through December 31, 2023. The fair value of the contingent consideration related to the acquisition of Apollo is classified as a Level 3 financial instrument.

As of the closing date of July 1, 2021 and through the quarter ended March 31, 2023, the Company used a Monte Carlo simulation model to determine the fair value of the contingent consideration due to the significant variability of estimating future revenues and contracts during those prior periods. The Monte Carlo simulation considered assumptions including revenue volatility, risk free rates, discount rates and additional revenue discount rate. Additionally, other key assumptions used in the Monte Carlo simulation included forecasted revenues from new customers and probability of achieving them. The following table sets forth the significant assumptions utilized to determine the fair value of contingent consideration as of December 31, 2022:

December 31, 2022
Risk-free interest rate	4.14%
Expected revenue volatility	19.00%
Revenue discount rate	10.00%
Discount rate	7.50%

During the quarter ended June 30, 2023, given the limited number of months remaining in the earn-out period with correspondingly fewer uncertainties, the Company estimated the fair value of the contingent consideration using its then current forecast of eligible revenues and contracts through December 31, 2023.

On August 14, 2023, the Company and Fortis Advisors, LLC, as representative of certain former Apollo converting shareholders of Apollo Fusion, Inc. (the "Apollo Holders") entered into the Settlement Agreement and General Release (the "Settlement Agreement"), the terms under which provide for the settlement of the Company's obligation to the Apollo Holders and a general release of both parties of all claims. The Settlement Agreement provided two settlement options which the Company may elect at its sole discretion: Option 1, on or before October 2, 2023, a $2.0 million cash payment in immediately available funds, plus the number of immediately freely tradeable shares rounded up to the nearest whole share, of Class A common stock, determined by dividing $8.0 million by the 10-day volume weighted average price of the Company's Class A common stock as traded on the Nasdaq Capital Market; or Option 2, under which, on or before October 2, 2023, the Company will make a $7.0 million cash payment in immediately available funds.

On September 29, 2023, the Company elected Option 1 to deliver to the Apollo Holders $2.0 million in immediately available funds and $8.0 million of immediately freely tradeable shares of the Company's Class A common stock. Due to Nasdaq Listing Rule 5635(d), the Company amended the settlement agreement to defer the amount of shares in excess of 20% of the Company's outstanding common stock (approximately $866,662 plus interest at an annual rate of 6% for up to 60 days until stockholder approval is obtained. The Company expects to settle the remaining amount by paying cash instead of seeking shareholder approval to issue the requisite shares of its common stock. Based on this settlement election, the contingent consideration liability was adjusted to $10.0 million as of September 30, 2023, resulting in a $4.5 million gain related to the settlement of contingent consideration for the three months ended September 30, 2023. See Note 13 – Subsequent Events for additional information related to the Company's settlement of the contingent consideration obligation and its further obligations to the Apollo Holders.

Note 4 — Supplemental Financial Information

Inventories

in thousands	September 30, 2023	December 31, 2022
Raw materials	$11,493	$2,622
Work in progress	2,193	1,520
Finished goods	—	—
Inventories	$13,686	$4,142

There were no inventory write-downs during the three and nine months ended September 30, 2023. There were no inventory write-downs recorded during the three months ended September 30, 2022. There were $18.8 million of inventory write-downs recorded within cost of revenues during the nine months ended September 30, 2022, of which $10.2 million of inventory write-downs related to the discontinuance of production of the former version of the Company's launch vehicle as it focused on developing a new version of its launch system. The amounts as of December 31, 2022 have been revised to correct the classification of inventory between raw materials and work in progress and to correct the classification of deferred contract costs from inventory to prepaid and other current assets. During the three months ended September 30, 2023, the Company recorded a $1.3 million decrease to inventory and a corresponding increase to research and development expense to correct errors in the inventory reserves and the allocation of labor and overhead to work in progress. The Company does not deem the adjustment material to the condensed consolidated financial statements.

Prepaid and Other Current Assets

in thousands	September 30, 2023	December 31, 2022
Deposits	$5,783	$379
Prepaid license and other prepaid expenses	2,577	3,589
Employee Retention Credit - Payroll Tax	2,101	4,283
Deferred contract costs	2,739	2,446
Other current assets	2,616	2,799
Prepaid and other current assets	$15,816	$13,496

Property, Plant and Equipment, net

Presented in the table below are the major classes of property, plant and equipment:

in thousands	September 30, 2023	December 31, 2022
Construction in progress	$5,130	$8,309
Computer and software	4,140	2,810
Leasehold improvements	10,100	10,390
Research equipment	9,737	9,042
Production equipment	21,957	14,100
Furniture and fixtures	567	565
Total property, plant and equipment	51,631	45,216
Less: accumulated depreciation	(22,309)	(20,945)
Property, plant and equipment, net	$29,322	$24,271

Depreciation expense amounted to $0.4 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense amounted to $2.3 million and $9.7 million for the nine months ended September 30, 2023 and 2022, respectively.

No impairment charges were recorded for the three and nine months ended September 30, 2023. The Company recorded a non-cash impairment charge of $70.3 million primarily related to leasehold improvements, production equipment and research equipment of Launch Services in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. During the three months ended September 30, 2023, the Company recorded a $1.3 million increase to property, plant and equipment and a corresponding decrease to research and development expense to correct prior period errors. The Company does not deem the adjustment material to the condensed consolidated financial statements.

Accrued Expenses and Other Current Liabilities

in thousands	September 30, 2023	December 31, 2022
Employee compensation and benefits	$4,675	$5,861
Contract liabilities, current portion	33,349	24,137
Professional services	2,034	756
Accrued expenses	3,694	4,423
Accrued inventory purchases	3,680	2,848
Other (miscellaneous)	1,226	4,018
Accrued expenses and other current liabilities	$48,658	$42,043

Other Non-Current Liabilities

in thousands	September 30, 2023	December 31, 2022
Contract liabilities, net of current portion	$6,190	$-
Other (miscellaneous)	2,111	1,796
Other non-current liabilities	$8,301	$1,796

Note 5 — Intangible Assets

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2023
Definite-lived intangible assets
Developed technology	$9,909	$(4,076)	$5,833
Customer contracts and related relationship	2,383	(1,879)	504
Trade names	123	(123)	—
Intangible assets subject to amortization	12,415	(6,078)	6,337
Indefinite-lived intangible assets
Trademarks	2,106	—	2,106
Total	$14,521	$(6,078)	$8,443

There were no impairment charges for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recorded a pre-tax impairment charge of $4.8 million related to intangible assets and a pre-tax impairment charge, fully impairing its goodwill balance of $58.3 million, respectively. See Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies for discussion of events triggering the long-lived assets and goodwill impairment test as of September 30, 2022.

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

Based on the amount of intangible assets as of September 30, 2023, the expected amortization expense for each of the next five years and thereafter is as follows:

in thousands	Expected Amortization Expense
2023 (remainder)	$558
2024	1,891
2025	1,555
2026	1,555
2027	778
Total Intangible assets subject to amortization	$6,337

Note 6 — Senior Note and Warrants

Securities Purchase Agreement

On August 4, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a New Jersey based institutional investor (the “Senior Note Investor”) pursuant to which the Senior Note Investor agreed to purchase, and the Company agreed to issue and sell in a registered direct offering to the Senior Note Investor (the “Offering”), $12.5 million aggregate principal amount of Senior Note (the “Senior Note”) and warrants (the “Initial Warrants”) to purchase up to 1.5 million shares of the Company’s Class A common stock (22.5 million shares prior to the Reverse Stock Split) (the “Class A Common Stock” and such shares of Class A Common Stock issuable upon exercise of the Initial Warrants, (the “Warrant Shares”), subject to customary closing conditions.

The Senior Note Investor purchased the Initial Note at a discount to their face value for a total purchase price of $12.1 million. The Company received net proceeds of $10.8 million, after deducting the placement agent fee and offering expenses. The Company used the proceeds of the Senior Note for working capital and general corporate purposes.

Subject to the satisfaction of the conditions in the Purchase Agreement, the Company may issue and sell to the Investor up to an additional $7.5 million aggregate principal amount of Senior Note (the “Additional Note” and, together with the Senior Note, the “Notes”) and warrants (the “Additional Warrants” and, together with the Initial Warrants, the “Warrants”) to purchase the aggregate number of shares of Class A Common Stock equal to 65% of the aggregate principal amount of the Additional Note issued divided by the Market Stock Price (as defined in the Notes).

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

Certain of those conditions in the Purchase Agreement for the issuance of Additional Notes include, but are not limited to: (i) the daily VWAP (as defined in the Warrants) of the Class A Common Stock on Nasdaq is not less than $1.00, (ii) after giving pro forma effect to the proposed subsequent closings, the Company’s pro forma indebtedness does not exceed certain specified relative percentages of its market capitalization, (iii) the last funding date under the Securities Purchase Agreement was at least 90 days prior to the proposed subsequent closing, (iv) on the subsequent closing date, the Company will have aggregate capacity to generate gross proceeds of at least $20.0 million under an approved at-the-market equity program and/or equity line; and (v) if the Company reports cash and cash equivalents of less than $50.0 million at the end of the calendar quarter immediately preceding the date of such Additional Note purchase, the Company’s Available Cash (as defined in the Purchase Agreement) on the last calendar day of such quarterly period must be greater than or equal to (x) the sum of the Company’s cash and cash equivalents on the last calendar day of the immediately preceding calendar quarter, less (y) $10.0 million. No offer to sell Additional Note to the Investor may occur earlier than two trading days following the Company’s public announcement of its earnings for the fiscal year ended December 31, 2023 and no later than August 4, 2024.

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

So long as the Notes are outstanding, the Securities Purchase Agreement provides that the Company may not directly or indirectly, offer, sell, grant any option to purchase or otherwise dispose of any of its or its subsidiaries’ equity, equity-linked, equity equivalent securities or securities convertible into or exercisable for equity (excluding offerings of Class A Common Stock through an approved at-the-market equity program) unless the Company offers certain participation rights to the holders of the Notes, subject to limited exceptions.

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

Notes

The Senior Note has not been issued pursuant to an indenture. The Senior Note was issued at a 3% discount and matures on November 1, 2024, provided, that the maturity date may be extended for up to an additional year by written agreement of the Company and the holders thereof. The Senior Note bears interest at 9.0% per annum, which interest rate would increase to 15.0% per annum upon the existence of an Event of Default (as defined in the Senior Note). The Company is required to make quarterly cash amortization payments, consisting of $2.5 million payment of principal plus accrued and unpaid interest. The Senior Note is secured by first-priority security interests in all tangible and intangible assets, now owned and hereafter created or acquired, of the Company and its subsidiaries.

Pursuant to Section 8(J)(i) of the Senior Note, the Company is required to have at least $15.0 million of cash and cash equivalents in one or more deposit accounts subject to one or more control agreements entered into in favor of the Investor (the “Cash Requirement”). Additionally, pursuant to Section 8(J)(iii) of the Senior Note, the Company is also required to deliver to the Senior Note Investor on or prior to the first business day of each month a compliance certificate, certifying whether or not the Company has satisfied specified requirements during the immediately preceding calendar month (the “Compliance Certificate”). Each of the failures to meet the Cash Requirement and the failure to deliver the Compliance Certificate is an event of default under the Senior Note.

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

Warrants

The Initial Warrants expire August 4, 2028 and are immediately exercisable upon issuance at an exercise price of $6.75 per Share (or $0.45 per share before the Reverse Stock Split), subject to certain adjustments. The exercise price of the Warrants, and the number of Warrant Shares potentially issuable upon exercise of the Warrants, will be adjusted proportionately if the Company subdivides its shares of common stock into a greater number of shares or combines its shares of common stock into a smaller number of shares. In addition, until the earlier to occur of (i) such date as the Company has completed Equity Issuances (as defined in the Warrants) after August 4, 2023 for gross proceeds of at least $20.0 million, and (ii) August 4, 2024, if the Company grants, issues or sells or is deemed to have granted, issued or sold, any shares of Class A Common Stock (excluding any Excluded Securities (as defined in the Warrants)) for a consideration per share (the “New Issuance Price”) less than a price equal to the Warrant exercise price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (such Exercise Price then in effect is referred to herein as the “Applicable Price”) (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the Warrant exercise price then in effect will be reduced to an amount equal to the New Issuance Price. The Warrants have been adjusted in connection with the Reverse Stock Split.

The Warrants were recognized as a component of permanent stockholders’ equity within additional paid-in-capital on the condensed consolidated balance sheets and are recorded at the issuance date using a relative fair value allocation method. The Company determined the fair value of the Initial Warrants at issuance, which resulted in a discount on the Senior Note, and allocated the proceeds from the offer and sale of the Senior Note proportionately to the Senior Note and to the Initial Warrants, of which $4.8 million has been allocated to the Initial Warrants.

The Company determined the fair value of the Initial Warrants as of August 4, 2023 using the Black-Scholes option pricing model and applying the following assumptions:

Expected terms (years)	5.0
Expected volatility	93.6%
Risk-free interest rate	3.99%
Expected dividend rate	—
Grant-date fair value	$6.00
Exercise Price	$6.75

The Senior Note was issued at 97% of par, resulting in net cash proceeds of $12.1 million, after deducting the $0.4 million discount fee withheld by the lender and before placement agent fee and offering expenses. In connection with entering into the Senior Note, the Company incurred $1.4 million of offering expenses, including agent fees, accounting and legal fees paid directly to the lenders and other direct third-party costs. Total issuance costs also include the fair value of $4.8 million of warrants. The Company allocated all costs to the Senior Note including lender discount fees, third-party issuance costs and fair value of warrants for an aggregate of $6.5 million as unamortized discount, which are being amortized to non-cash interest expense over the term of the Initial Note using the effective interest method.

The net proceeds to the Company after deducting lender fees, cash paid to third-parties for issuance costs and the fair value of Warrants was as follows:

in thousands
Senior Note Principal	$12,500
Less: lender original issue discount (1)	375
Net cash proceeds	12,125
Less: cash expenses for third-party issuance costs (1)	1,356
Net proceeds after lender fees and third-party issuance costs	10,769
Less: Discount associated with fair value of Warrants (1)	4,811
Senior Note, net proceeds after lender fees, third-party issuance costs and Warrants	$5,958

(1)
amounts have been accounted for as debt discount and are being amortized to interest expense over the term of the loan using the effective interest method.

The Company has classified the Senior Note as current liabilities on its condensed consolidated balance sheets as of September 30, 2023 due to events of default occurring after the balance sheet date, as a result of the Company's ongoing failure to maintain the $15.0 million minimum unrestricted cash balance. The Company also considered its current liquidity constraints and its ability to continue as a going concern. The carrying value of the Senior Note on the Company's condensed consolidated balance sheets is reported net of unamortized debt discount and issuance costs as follows:

in thousands
Senior Note	$12,500
Less: Unamortized debt discount and issuance costs	(5,424)
Carrying value of Senior Note	$7,076

The effective interest rate on the Senior Note, including the discount accretion was 62.45% as of September 30, 2023.

See Note 13 – Subsequent Events for information related to events that have occurred after September 30, 2023 regarding the Senior Note and Warrants.

Note 7 — Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and nine months ended September 30, 2023 and 2022, the Company recognized no provision for income taxes consistent with the losses incurred and the valuation allowance against the deferred tax assets.

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

Note 8. Commitments and Contingencies

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

On February 9, 2022, a putative class action was filed in the United States District Court for the Eastern District of New York styled Artery v. Astra Space, Inc. et al., Case No. 1:22-cv-00737 (E.D.N.Y.) (the “Artery Action”). On March 23, 2022, a second putative class action was filed in the United States District Court for the Eastern District of New York styled Riley v. Astra Space, Inc., et al., Case No. 1:22-cv-01591 (E.D.N.Y.) (the “Riley Action”). On November 14, 2022, the Artery Action and the Riley Action were consolidated into a single action (the “Securities Action”), restyled In re Astra Space Inc. f/k/a Holicity Inc. Securities Litigation, and Lead Plaintiffs were appointed. On December 14, 2022, the Securities Action was transferred to the United States District Court for the Northern District of California under Case No. 3:22-cv-08875. On December 28, 2022, Lead Plaintiffs filed their amended complaint. The amended complaint alleges that the Company and several of its current and former officers and directors violated provisions of the Securities Exchange Act of 1934 with respect to certain statements concerning the Company’s projected launch cadence and payload capacity goals. The amended complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s securities between February 2, 2021 and December 29, 2021. Defendants moved to dismiss on December 28, 2022. In an order filed August 2, 2023, the Court granted Defendants motion to dismiss on the merits. Plaintiffs had 21 days from the date of the order to file an amended complaint but declined to do so. As a result, the Company considers this matter closed.

On April 27, 2022, a stockholder derivative suit was filed in the United States District Court for the Eastern District of New York styled Gonzalez v. Kemp, et al., Case No. 22-cv-02401 (E.D.N.Y.) (the “Gonzalez Action”). On January 25, 2023, the plaintiff filed an amended complaint. The amended complaint asserts claims against certain of the Company’s current and former officers and directors for alleged breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, alleged violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and for contribution under Section 10(b) and 21D of the Exchange Act based upon the conduct alleged in the Securities Action described above. The plaintiff in the Gonzalez Action seeks monetary damages in favor of the Company in an unstated amount, reforms to the Company’s corporate governance and internal procedures, restitution including disgorgement of any compensation, profits or other benefits received, and reimbursement of the plaintiff's reasonable fees and costs, including attorney’s fees. On February 17, 2023, the Gonzalez Action was transferred to the United States District Court for the Northern District of California under Case No. 3:23-cv-00713. Defendants filed a motion to dismiss the amended complaint on April 18, 2023. On June 12, 2023, the Court in the Gonzalez Action granted the Company’s motion to stay the case until a final judgment has been issued in the Securities Action. Now that the Securities Action has be dismissed, the Gonzalez Action is again proceeding. Although the Company believes that the Gonzalez Action is likely to be dismissed for the same reasons that the Securities Action was dismissed, plaintiffs have filed an opposition to the Defendants motion to dismiss. The Company believes that the case is without merit and will continue to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Based on a Court of Chancery Rule 5.1 notice, on or about June 30, 2023, a stockholder derivative suit was filed in the Delaware Court of Chancery styled Capani v. Chris C. Kemp, et al., C.A. No. 2023-0676- (“Capani Action”). The Capani Action appears to be brought by the same plaintiff who filed the first derivative complaint in the District Court of Delaware in early 2022. The first derivative complaint was voluntarily dismissed without prejudice after the Company filed a motion to dismiss. The stockholder subsequently served a books and records demand before filing the present lawsuit. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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

Purchase Commitments

In order to reduce manufacturing lead times and to have access to an adequate supply of components, the Company enters into agreements with certain suppliers to procure component inventory based on the Company's production needs. A significant portion of the Company's purchase commitments arising from these agreements consist of firm and non-cancelable commitments. As of September 30, 2023, the Company had $26.9 million outstanding purchase commitments whose terms run through May 2026. Payments will be made against these supplier contracts as deliveries occur throughout the term.

Note 9 — Stockholders’ Equity

Common and Preferred Stock

As of September 30, 2023, the Company had authorized a total of 466,000,000 shares of stock, consisting of (i) 400,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), (ii) 65,000,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). As of September 30, 2023, the Company had 14,849,265 and 3,702,613 shares of Class A and Class B common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of September 30, 2023.

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

Reverse Stock Split

On June 8, 2023, the Company’s stockholders approved a reverse stock split of all issued and outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”), at a ratio in the range of 1-for-5 to 1-for-15, with the final decision of whether to proceed with the Reverse Stock Split and the exact ratio and timing of the reverse stock split to be determined by the board of directors, in its discretion, but no later than June 8, 2024. On September 13, 2023, with the Board's approval, the Company filed the Amended Certificate with the Secretary of the State of Delaware, thereby affecting the reverse stock split at 1-for-15 ratio. See Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies, Reverse Stock Split, for the impact of the Reverse Stock Split on previously reported share and per share amounts.

B. Riley Common Stock Purchase Agreement and Registration Rights Agreement

On August 2, 2022, the Company entered into a Common Stock Purchase Agreement (the "B. Riley Agreement") and a Registration Rights Agreement with B. Riley. Pursuant to the Purchase Agreement, the Company will have the right to sell to B. Riley up to the lesser of (i) $100.0 million of newly issued shares (the “Shares”) of the Class A Common Stock, and (ii) 3,537,310 Shares of Class A common stock (53,059,650 prior to Reverse Stock Split) which number of shares is equal to 19.99% of the sum of Class A common stock and Class B common stock issued and outstanding immediately prior to the execution of the B. Riley Purchase Agreement (subject to certain conditions and limitations), from time to time during the term of the B. Riley Purchase Agreement.

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

ATM Sales Agreement

On July 10, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC ("Roth”). The Sales Agreement provides for the offer and sale of up to $65.0 million of the Company’s newly issued Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), from time to time through an “at the market offering” program. The Company specifies the parameters for the sale of the shares of Class A common stock, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Actual sales of Class A common stock under the Sales Agreement depends on a variety of factors including, among other things, market conditions and the trading price of the Class A common stock, and the full amount of capital may not be fully realized.

From July 10, 2023 to September 30, 2023, 241,877 shares of the Company's Class A common stock have been sold under the Sales Agreement resulting in proceeds of $0.8 million, net of broker commissions, fees and third-party issuance costs $0.1 million. The average price per share sold under the Sales Agreement during the period was $3.41 per share. The Company incurred $0.3 million of third-party issuance costs related to legal, accounting and registration costs which are recorded as deferred issuance costs on the condensed consolidated financial statements and are being allocated on a per share basis and charged to additional paid-in capital along with broker commissions per shares sold under the Sales Agreement. The Company intends to use the net proceeds from these at-market offerings, if any, for working capital and general corporate purposes.

The terms of the Securities Purchase Agreement and Senior Note require the Company to maintain an approved at-the-market equity program and/or equity line that, at all times, with an available and unused capacity to generate at least $20.0 million of gross proceeds to the Company, which restriction will limit the Company’s ability to use the full capacity of this Sales Agreement while the Senior Note is outstanding. See Note 6 – Senior Note and Warrants for additional information related to the Securities Purchase Agreement and Senior Note.

Warrants

On August 4, 2023, the Company issued warrants to purchase up to 1.5 million shares of Class A common stock (22.5 million shares pre-reverse stock split) under the Securities Purchase Agreement (the “Initial Warrants”). See Note 6 – Senior Note and Warrants for more information about the Initial Warrants. See Note 13 – Subsequent Events for information about warrants issued after September 30, 2023.

Note 10 — Stock-based Compensation

Stock-based incentive awards are provided to employees under the terms of Astra's 2021 Omnibus Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Unless otherwise noted, all share and per share amounts below have been restated to give effect to the Reverse Stock Split on September 13, 2023. For the impact of the Reverse Stock Split on prior period comparable share and per share amounts and additional information related to the Reverse Stock Split, see Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies.

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

2023 Bonus Incentive Plan

Under the 2021 Plan, the Board approved the 2023 Bonus Incentive Plan (the "2023 Bonus Plan") on December 12, 2022. The 2023 Bonus Plan, in part, provides for performance stock options to be granted to executives, certain key contributors and to the employees.

On March 8, 2023, the Company approved the issuance of an aggregate of 353,333 PSOs (5.3 million PSOs as previously reported prior to the Reverse Stock Split) under the 2023 Bonus Plan to certain executives and key contributors, which may be earned for such quarter over a two year period based on meeting certain performance conditions. The performance conditions, as further described below, are structured such that the PSOs allocated to each quarter will be earned on a quarterly basis upon the achievement of quarterly Baseline and Stretch Key Performance Indicators ("KPIs") associated with the operations of the Company's Launch Services and Space Products segments. The KPIs are approved by the Compensation Committee at the beginning of each quarter and are communicated to the award holders thereafter, upon such communication establishing the measurement date for that quarter's PSO allocation.

Because the KPIs are approved at the beginning of each quarter and are specific for that quarter, the grant date fair value of PSOs allocated to each quarter for both Baseline and Stretch are determined on a tranche-by-tranche basis based on the measurement date, as determined by the date the approved KPIs are communicated and a mutual understanding of the award terms is achieved. The Company recognizes stock-based compensation expense based on the PSO awards for which the KPIs are probable of achievement.

For the PSO awards allocated to the third and fourth quarters of 2023, the associated KPIs were approved by the Board at the beginning of each quarter and were communicated to the participants thereafter, establishing the measurement date. The Company used the Black-Scholes option pricing-model to calculate the fair value of $10.3 million and $5.5 million for the third and fourth quarter 2023 PSO awards, respectively, using the following assumptions for the three months ending September 30, 2023:

	PSOs awarded for the Third Quarter 2023	PSOs awarded for the Fourth Quarter 2023
Expected terms (years)	6.1	6.1
Expected volatility	91.84% - 92.25% - 95.2%	94.91% - 95.2%
Risk-free interest rate	4.04% - 4.15%	4.68% - 4.73%
Expected dividend rate	$—	$—
Grant-date fair value	$3.87 - $4.72	$0.97-$1.09

As of September 30, 2023, the Company has determined that none of the KPIs were achieved, and accordingly has not recognized any stock-based compensation expense related to the 2023 Bonus Plan for the three and nine months ended September 30, 2023.

Cancellation of Performance Stock Options awards with Service, Performance and Market Conditions

On September 20, 2021, under the 2021 Plan, the Company’s Board granted 873,745 performance stock options (13,016,178 performance stock options as previously reported prior to the Reverse Stock Split) to its executive officers. Of the performance stock options originally granted, only 650,809 (9,762,133 as previously reported prior to the Reverse Stock Split) remained outstanding due to forfeitures occurring in connection with the resignations of former executive officers. The performance stock options were subject to the achievement of the following milestones and the milestones did not need to be achieved in any specific order or sequence:

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

After a milestone is achieved, twenty percent (20%) of the PSO grant would vest on the vesting date immediately following the date that the volume weighted average share price for a period of thirty trading days has met the share price threshold. For this purpose, a “vesting date” is the February 15, May 15, August 15 or November 15 immediately following the date the share price threshold is achieved and the “share price threshold” is (a) $15.00 following the achievement of the first milestone; (b) $20.00 following the achievement of the second milestone; (c) $30.00 following the achievement of the third milestone; (d) $40.00 following the achievement of the fourth milestone, and (e) $50.00 following the achievement of the fifth milestone. (The "share price threshold" amounts for each milestone on a post Reverse Stock Split bases are $225, $300, $450, $600 and $750, respectively).

During the second quarter of 2023, the Board determined that the performance stock options no longer served the goal of driving financial performance and long-term shareholder value, nor did they serve as retention tools for the Company’s executive officers. Accordingly, the Board recommended cancellation of the PSOs, subject to stockholder approval.

On June 8, 2023, stockholders approved the cancellation of the performance stock options and a proposed framework for a replacement award, to be granted to Mr. Kemp, Dr. London and Mr. Attiq before July 31, 2023, subject to the Board’s approval of the final award terms, including any performance conditions. Because the deadline to issue the replacement awards has passed, no replacement awards will be issued.

As there was no concurrent replacement award, the cancellation was deemed a settlement of an award without consideration under ASC 718. Concurrently, the Company remeasured the value of these share-based awards re-assessing the probability of success for the five milestones mentioned above. It had been previously determined that Milestone A had been achieved, but without meeting the share price threshold. As of the date of cancellation, the Company concluded the stock-based awards at a zero valuation, given none of the remaining Milestones were achievable as a result of the Company’s decision to focus on its Space Products business, the decision to move to a new launch system and the probability of meeting the pricing thresholds. Therefore, the Company reversed all stock-based compensation expense to date of $6.8 million associated with Milestone B during the three months ended June 30, 2023. Additionally, the $3.6 million of unrecognized stock-based compensation expense remaining for Milestone B and $24.6 million unrecognized stock-compensation expense associated with Milestones C - E were not recognized as stock-based compensation as achievement of the performance conditions was determined to not be probable.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2023	2022	2023	2022
Cost of revenues	$—	$109	$—	$806
Research and development	2,061	5,565	5,756	17,133
Sales and marketing	426	1,562	(130)	4,559
General and administrative	2,271	6,512	2,348	21,082
Stock-based compensation expense	$4,759	$13,748	$7,975	$43,580

The Company recognized $0.1 million and $1.5 million compensation costs related to PSUs for the nine months ended September 30, 2023 and 2022, respectively, to reflect the PSUs that satisfied the time-based vesting condition on the time-vesting dates.

As of September 30, 2023, the Company had $37.0 million of unrecognized stock-based compensation expense related to all of the Company's stock-based awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options Awards

The following is a summary of stock option activity for the nine months ended September 30, 2023:

	No. of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in Years)	Aggregate Intrinsic Value

Outstanding – December 31, 2022	1,083,241	$106.65	8.4	$9,630
Granted	1,213,495	7.6	6.9	—
Exercised	(12,061)	6.9	0.4	—
Forfeited/Cancelled	(860,745)	105.1	—	—
Expired	(27,028)	35.4	—	—
Outstanding – September 30, 2023	1,396,902	$23.76	8.1	$4,239

Unvested – September 30, 2023	1,085,529	$17.79	8.4	$2,863
Exercisable – September 30, 2023	311,418	$44.54	7.0	$1,377

The Company uses the Black-Scholes option pricing-model to calculate the grant date fair value of time-based and performance-based options. The following table summarizes the assumptions used in estimating the fair value of options granted in the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Expected terms (years)(1)	6.5	5.8
Expected volatility(2)	95.8%	68.9%
Risk-free interest rate(3)	3.46% - 4.03%	1.7%
Expected dividend rate(4)	—	—
Grant-date fair value	$0.25 - $1.96	$3.20

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
(4)
The Company has assumed a dividend yield of zero as it has no plans to declare dividends in the foreseeable future.

Restricted Stock Units Awards

The following is a summary of restricted stock units for the nine months ended September 30, 2023:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Outstanding – December 31, 2022	1,074,790	$50.25
Granted	210,102	6.76
Vested	(185,581)	67.20
Forfeited	(252,124)	57.48
Outstanding – September 30, 2023	847,187	$34.29

Total fair value as of the respective vesting dates of restricted stock units vested for the nine months ended September 30, 2023 was approximately $1.2 million. As of September 30, 2023, the aggregate intrinsic value of unvested restricted stock units was $1.6 million.

2021 ESPP

The 2021 ESPP, which is maintained by the Company, allows employees to purchase the Company’s common stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each six-month purchase period. The Company issued 98,592 shares under the 2021 ESPP during the nine months ended September 30, 2023. As of September 30, 2023,

558,077 shares remain available for issuance under the 2021 ESPP. As of September 30, 2023, the Company had less than $0.1 million of unrecognized stock-based compensation expense related to the 2021 ESPP. This cost is expected to be recognized over a weighted-average period of 0.56 years.

Note 11 — Loss per Share

The Company computes earnings per share of Common Stock using the two-class method required for participating securities. Basic and diluted earnings per share were the same for the periods presented as the inclusion of all potential Common Stock outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(23,727)	$(6,019)	$(157,592)	$(41,522)
Basic and Diluted weighted average common shares outstanding	14,595,957	3,702,613	14,052,541	3,702,613
Basic and Diluted loss per share	$(1.63)	$(1.63)	$(11.21)	$(11.21)

	Nine Months Ended September 30,
	2023		2022
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(70,546)	$(18,097)	$(290,145)	$(76,985)
Basic and Diluted weighted average common shares outstanding	14,433,973	3,702,613	13,954,491	3,702,613
Basic and Diluted loss per share	$(4.89)	$(4.89)	$(20.79)	$(20.79)

There were no preferred dividends declared or accumulated as of September 30, 2023. The following Class A securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	September 30,
	2023	2022
Stock options	1,070,254	475,945
RSUs	844,439	1,250,654
Warrants	1,501,667	—
Total	3,416,360	1,726,599

There were no Class B securities that were excluded in the computation of diluted shares outstanding for the three and nine months ended September 30, 2023 and 2022.

Note 12 — Segment Information

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

Effective July 1, 2023, the Company executed a corporate reorganization to align its legal entity structure with its operating segments. This realignment had no impact to the condensed consolidated financial statements or to the Company's operating segments financial measure, as regularly provided to the CODM for assessing performance and allocating resources to the existing segments. Accordingly, the Company has not recast prior period segment results. All intercompany revenues and expenses are eliminated in the condensed consolidated financial statements.

The following table shows revenue by reporting segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2023	2022	2023	2022
Revenues:
Launch services	$—	$—	$—	$5,899
Space products	256	2,777	963	3,471
Total revenues:	$256	$2,777	$963	$9,370

Cost of revenues:
Launch services	—	—	$—	$28,193
Space products	232	1,071	620	1,337
Total cost of revenues:	$232	$1,071	$620	$29,530

Gross profit (loss):
Launch services	$—	$—	$—	$(22,294)
Space products	24	1,706	343	2,134
Total gross profit (loss):	$24	$1,706	$343	$(20,160)

The Company evaluates the performance of its reporting segments based on segment gross profit. Segment gross profit is segment revenue less segment cost of revenue. Unallocated expenses include operating expenses related to research and development, selling and marketing and general and administrative expenses as they are not considered when management evaluates segment performance.

The following table reconciles segment gross profit to loss before income taxes for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2023	2022	2023	2022
Gross profit (loss)	$24	$1,706	$343	$(20,160)
Research and development	21,677	32,821	77,154	111,546
Selling and marketing	1,630	4,052	4,764	13,452
General and administrative	9,834	19,222	33,096	60,816
Impairment expense	—	75,116	—	75,116
Goodwill impairment	—	58,251	—	58,251
(Gain) loss on change in fair value of contingent consideration	(4,510)	11,949	(23,900)	29,249
Interest income	(99)	(616)	(1,813)	(1,146)
Interest expense	1,339	—	1,339	—
Other expense (income), net	(101)	25	(1,654)	(314)
Loss before taxes	$(29,746)	$(199,114)	$(88,643)	$(367,130)

The Company does not evaluate performance or allocate resources based on reporting segment’s total assets or operating expenses, and therefore such information is not presented.

All of the Company’s long-lived assets are located in the United States. The Company is subject to International Traffic in Arms Regulations (“ITAR”) and generates all of its revenue in the United States.
Note 13 — Subsequent Events

Contingent Consideration related to Apollo Acquisition

On October 2, 2023, the Company issued 3,708,520 shares of its Class A common stock (the “Settlement Shares”) and paid $2.0 million in immediately available funds to the Apollo Holders. The Company determined the aggregate number of shares to be issued by dividing $8.0 million by the 10-day volume weighted average price of the Company's Class A common stock as traded on the Nasdaq Capital Market on October 2, 2023. Under this calculation, the number of shares of Class A common stock that were required to be issued under the settlement agreement was 4,915,085.

Under Nasdaq Listing Rule 5635(d), stockholder approval is required for a transaction other than a public offering involving the sale or issuance by an issuer of shares of common stock if the number of shares to be issued is or may be equal to 20% or more of the number of shares of common stock outstanding before the issuance, at a price that is less than the “minimum price,” defined as the lower of the closing price immediately preceding the signing of the binding agreement or the average closing price of the shares of common stock for the five trading days immediately preceding the signing of the binding agreement. Because the issuance of 4,519,085 shares of Class A Common Stock under the Settlement Agreement would violate Nasdaq Listing Rule 5635(d) without prior stockholder approval, the Company and the Representative entered into an amendment (the “Amendment”) to the Settlement Agreement on October 2, 2023.

The Amendment further provides the Company a period of 60 days to obtain stockholder approval to issue shares of Class A Common Stock having an aggregate value of $866,661.78, plus interest accruing at a rate of 6.0% per annum (such aggregate amount being the “Shortfall Value”). The number of shares of Class A Common Stock to be issued will be determined by dividing the Shortfall Value by the 10-day volume weighted average price of the Class A Common Stock.

See Note 3 – Fair Value Measurements for more information regarding the Company’s settlement of the contingent consideration with Apollo Holders.

Defaults Under Senior Note

Beginning on October 11, 2023, the Cash Requirement was not maintained by the Company in accordance with the terms of the Senior Note (see Note 6 – Senior Note and Warrants for more information), but as of such date, the Senior Note Investor agreed to waive the event of default through October 31, 2023 (the “Waiver”) provided that the Company maintained at least $10.5 million of cash and cash equivalents in one or more deposit accounts subject to one or more control agreements entered into in favor of the Investor (the “Revised Cash Requirement”) and made a payment to the Senior Note Investor of approximately $2.1 million, plus accrued interest, of which $2.0 million was applied as a principal reduction on the Note.

Commencing on October 11, 2023 and continuing through the date on which such event of default has been cured, the interest rate on the Senior Note has accrued and is continuing to accrue at 15.0% per annum (the “Default Interest”). Pursuant to Section 10(B)(ii) of the Senior Note, the Senior Note Investor has the option to declare the Senior Note (or any portion thereof) to become due and payable in cash in an amount equal to 115.0% of the accelerated principal amount of the Senior Note, plus accrued and unpaid interest (including Default Interest).

Beginning on October 30, 2023, the Revised Cash Requirement was not maintained by the Company in accordance with the terms of the Waiver and no additional waivers were obtained. The Company also did not deliver the Compliance Certificate required to be delivered on or before November 1, 2023. Therefore, as of October 30, 2023, an event of default was in effect under Sections 8(J)(i) and 8(J)(iii) of the Senior Note.

On November 1, 2023, the Company paid the Senior Note Investor a scheduled amortization payment in the amount of approximately $3.1 million, consisting of the $2.5 million amortization payment paid at the 115.0% event of default rate, plus accrued and unpaid interest at the Default Interest rate.

As of November 1, 2023, the aggregate principal amount outstanding under the Note was $8.0 million. See Bridge Financing below for information related to the purchase of the Senior Note and waiver of the defaults after November 1, 2023.

Bridge Financing

On November 6, 2023, the Company closed an initial financing with affiliates of two early investors of the Company (the “Bridge Financing Investors”), for a total investment amount of approximately $13.4 million (the “Initial Financing”) pursuant to a reaffirmation agreement and omnibus amendment agreement dated November 6, 2023 (the “Initial Financing Agreement”). This Initial Financing is connected to the Company’s announcement in a current report on Form 8-K filed with the SEC on October 23, 2023 of the execution of a non-binding term sheet (the “Term Sheet”). The Term Sheet contemplates a financing of at least $15.0 million, from the Investors and other potential investors, and up to $25.0 million (the “Proposed Financing”).

The Initial Financing includes (1) a purchase from the Bridge Financing Investors of the remaining $8.0 million aggregate principal amount of the Senior Note and associated Warrants (the “Existing Warrants”) to purchase up to 1.5 million in shares of Astra’s Class A common stock from the Senior Note Investor, pursuant to which Company was in default under as of October 30, 2023 (see Defaults under Senior Note above), (2) a loan by the Investors to the Company and its subsidiaries in the aggregate principal amount of approximately $3.05 million evidenced by senior secured bridge notes (the “Bridge Notes”) that will come due on November 17, 2023, that will rank equally as to payment and lien priority with the Senior Note, that will be secured by the same collateral as the Senior Note and that will be guaranteed by all of the subsidiaries of the Company, and (3) a sale to Bridge Financing Investors of warrants (the “New Warrants”) to purchase up to 5,314,201 shares of Astra’s Class A Common Stock at a purchase price of $0.125 per New Warrant for an aggregate purchase price of approximately $664,275 that are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments and that expire on August 4, 2028.

Pursuant to the Initial Financing Agreement, the Bridge Financing Investors have agreed to waive certain existing and prospective defaults and events of default under the Senior Note, including the events of default under the Senior Note described above in Defaults under Senior Note, and the requirement for the Company to comply with the minimum liquidity financial covenant in the Senior Note until November 17, 2023 to provide the Company with time to raise additional liquidity through various capital raising and cost cutting initiatives and strategic transactions (the “Strategic Plan”). There can be no assurances that the Bridge Financing Investors will waive additional defaults or continue to waive the existing defaults under the Senior Note, the Bridge Notes, the Existing Warrants, the New Warrants, the Initial Financing Agreement or any other agreements or documents arising from or related to the Initial Financing, as applicable.

The Company is in continuing discussions concerning the Proposed Financing (described above) with the Bridge Financing Investors. The funding contemplated by the Term Sheet is conditioned upon execution of final definitive documentation among the Company and the Bridge Financing Investors; however there can be no assurance that the Company and the Bridge Financing Investors will be able to negotiate definitive documentation on the terms specified in the Term Sheet or to consummate the Proposed Financing at all.

The Bridge Notes and the New Warrants have not been and will not be, and any securities issued in connection with the Proposed Financing will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any other jurisdiction. The Bridge Notes, the New Warrants and any securities issued in connection with the Proposed Financing may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Offer to Purchase Outstanding Common Stock

On November 8, 2023, the co-founders of the Company, Chris Kemp and Adam London delivered a non-binding proposal to the special committee of the Company’s Board of Directors (the “Special Committee”), offering to acquire all of the outstanding common stock of the Company not currently owned by Mr. Kemp and Dr. London, for an indicative purchase price of $1.50 per share in cash (the “Proposal”). This offer price represents a premium of 103% to the closing price of $0.74 per share for the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), on November 8, 2023 and a premium of 83% to the Company’s 20-day volume weighted average price of $0.82 per share of Class A Common Stock as of the close on November 8, 2023. Mr. Kemp and Dr. London are the sole holders of all outstanding shares of Class B common stock, par value $0.0001, of the Company (the “Class B Common Stock”). The Class B Common Stock constitutes approximately 66% of the voting power of the Company. Mr. Kemp and Dr. London serve as directors of the Company, and serve the Company as chief executive officer and chief technology officer, respectively. Mr. Kemp also serves as chairman of the Board of Directors.

The Company’s Board of Directors previously formed the Special Committee to consider certain financing and strategic transaction proposals, including from related parties. The Special Committee consists of the Company’s independent directors (other than Scott Stanford). The Special Committee has retained Freshfields Bruckhaus Deringer LLP as its legal counsel and has engaged Houlihan Lokey Capital Inc. as its financial advisor. The Special Committee, in consultation with its legal and financial advisors, will carefully review and consider the Proposal and pursue the course of action that it believes is in the best interests of all of the Company’s unaffiliated stockholders. The Company’s stockholders do not need to take any action at this time.

There can be no assurance that a definitive agreement relating to the Proposal or any other transaction will be entered into by the Company, or that any transaction will be consummated, whether with Mr. Kemp and Dr. London or otherwise. The Company assumes no obligation to comment on or disclose further developments regarding the Special Committee’s consideration of the Proposal, except as required by law.

Related Party Transaction

Scott Stanford, a member of the Company’s board of directors, is the manager of SherpaVentures Fund II GP, LLC, the general partner of SherpaVentures Fund II, LP, one of the Bridge Financing Investors (“Sherpa”). Sherpa’s participation in the Initial Financing was approved by the Company’s audit committee under the Company’s related party transaction policy. On November 8, 2023, Mr. Stanford resigned as the lead independent director and as a member of the compensation committee. Mr. Stanford remains a member of the board of directors. Michael Lehman was appointed by the Board as the new lead independent director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Astra Space, Inc. should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “anticipate,” “expect,” “estimate,” “seek,” “plan,” “project,” “aim,” “believe,” “could,” “should,” “intend,” “will,” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates. Such statements are based on management’s current expectations, estimates, forecasts and projections of our performance, our industry’s performance and macroeconomic conditions, judgment, beliefs, views on current trends and market conditions. Such forward-looking statements inherently involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution readers not to place undue reliance on these statements. Forward-looking statements in this prospectus supplement, the accompanying prospectus, the documents incorporated by reference may include, for example, statements about:

•
the commencement of commercial operations related to our launch system currently in development and the shifting of the flight dates for the launch of payloads currently under contract with our customers;
•
our ability to raise financing in the future;
•
factors relating to our business, operations and financial performance, including:
•
our ability to grow and manage growth profitably;
•
our ability to maintain relationships with customers and suppliers; and
•
competing in the global space industry:
•
market conditions and global and economic factors beyond our control, general economic conditions, unemployment and our liquidity, operations and personnel;
•
our ability to maintain the listing of our Class A Common Stock on Nasdaq and
•
future exchange and interest rates.

These forward-looking statements are based on information available as of the date of this quarterly report on Form 10-Q and on management’s current expectations, forecasts and assumptions. These forward-looking statements involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the SEC. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update or revise forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business, see the section entitled, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023, as updated by factors disclosed in the section titled "Risk Factors" in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2023, filed with the SEC on May 15, 2023, and the three and six months ended June 30, 2023, filed with the SEC on August 14, 2023. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. Investors should not place undue reliance on these forward-looking statements.

Certain amounts may not foot due to rounding. Unless the context otherwise requires, all references in this section to “the Company” “Astra,” “us,” “our” or “we” refer to Astra Space, Inc.

A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022 is presented below. All prior period share and per share amounts (unless otherwise noted) included in our discussion of our financial condition and results of operations have been restated on a 1 to 15 reverse stock split basis, which became effective September

13, 2023. For additional information of our Reverse Stock Split, See Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies included in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Item I. Part I. of this Quarterly Report.

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

On November 20, 2021, we successfully launched launch vehicle LV0007 into orbit at an inclination of 86.0 degrees, an altitude of 500 kilometers and velocity of 7.61 kilometers per second, making Astra one of the fastest U.S. companies to have successfully demonstrated the orbital placement of a test payload. We commenced paid commercial launch services in 2022, including our most recent paid commercial launch of launch vehicle LV0010 in June 2022. We have conducted launch operations from Pacific Spaceport Complex in Kodiak, Alaska and Cape Canaveral Space Force Station in Cape Canaveral, Florida.

In total, we conducted three commercial launches and delivered 23 satellites into low earth orbit using the previous version of our launch system, Launch System 1. During the third quarter of 2022, we decided to focus on the development and production of the next version of our launch system, which we announced at our inaugural Spacetech Day on May 12, 2022. As a result, we have discontinued the production of launch vehicles supported by Launch System 1, and commenced development of our new launch system, Launch System 2. On April 25, 2023, Astra hosted its second annual Spacetech Day at both our Alameda Skyhawk factory and Sunnyvale Oakmead facility where we unveiled Rocket 4, which is part of our Launch System 2.

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

Space Products

Our Space Products business offers high quality space products to operators of LEO satellite constellations. Currently, we offer an industry leading spacecraft engine platform consisting of propulsion systems. Our typical offering consists of the design and delivery of a fully integrated propulsion module comprised of a thruster, a power processing unit, a tank and a feed system, called the Astra Spacecraft EngineTM. The Astra Spacecraft Engine™ can be configured with multiple thrusters and power processing units to handle a wide range of missions, from the smallest earth observation satellites up to large communications satellites with multiple kilowatts of solar power, and is designed to use either Xenon or Krypton as a propellant. In 2022, we began delivery of our Astra Spacecraft EnginesTM to our customers and in 2023, we commenced operation of our spacecraft engine production facility in Sunnyvale, California.

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

Strategic Restructuring

On August 4, 2023, the Company announced a strategic restructuring of a portion of its workforce, reallocating approximately 50 engineering and manufacturing personnel from Launch Services to Space Products. This reallocation includes a combination of permanent reassignments and temporary assignments to support customer programs and increasing production and test capacity through the end of the year. The restructuring is intended to focus additional resources on serving contractual commitments in our Space Products business in the near term and leveraging the growth opportunities in Space Products given customer interest in Astra Spacecraft Engine™, while we continue to develop our Launch System 2.

We continue to be focused on the development of Launch System 2 and the servicing of its existing launch contracts, the prioritization of some of our resources away from Launch Services in favor of the Space Products business, including in connection with this strategic restructuring, will affect the timing of our future test launches and thus paid commercial launch operations. As a result, we expect delays in the timing of the initial test launch or launches using this new launch system. Our ability to conduct paid commercial launches in 2024 and beyond will depend on the ultimate timing and success of the initial test launches which will in turn depend on the resources that we are able to devote to Launch Systems development in the future.

In addition to this reallocation, the Company has reduced its overall workforce by approximately 25% since the beginning of the quarter, including a reduction of approximately 70 employees that was announced on August 4, 2023. Cumulative reductions in workforce are expected to result in over $4.0 million of quarterly cost savings beginning in the fourth quarter of 2023, which when combined with ongoing reductions in capital expenditures and operating expenses, is expected to result in substantial reductions to operating cash use over future quarters. The affected employees primarily supported the Company’s selling, general and administrative, shared services and launch services functions and were paid their base compensation for a period of 60 days consistent with the Company’s normal pay periods.

Recent Developments

Bridge Financing

On November 6, 2023, we closed an initial financing with affiliates of two early investors in us (the "Bridge Financing Investors"), for a total investment amount of approximately $13.4 million pursuant to a reaffirmation agreement and omnibus amendment agreement dated November 6, 2023 (the “Initial Financing”), including a purchase of our Senior Note issued in August 2023 (the “Senior Note”). This Initial Financing is connected to our announcement in a report on Form 8-K filed with the SEC on October 23, 2023 of the execution of a non-binding term sheet (the “Term Sheet”). The Term Sheet contemplates a financing of at least $15.0 million, from the Bridge Financing Investors and other potential investors, including our co-founders, Chris Kemp and Adam London, and up to $25.0 million (the “Proposed Financing”). Mr. Kemp and Dr. London, who also serve as directors and our chief executive officer and chief technology officer, respectively, have committed to invest up to $3.0 million, in the aggregate, in the Proposed Financing.

In connection with the Initial Financing, the Bridge Financing Investors have agreed to waive certain existing and prospective defaults and events of default under the Senior Note, including the events of default described in Part I, Item 1, Note 13 – Subsequent Events of this Quarterly Report on Form 10-Q, and the requirement us to comply with the minimum liquidity financial covenant in the Senior Note until November 17, 2023 to provide us with time to raise additional liquidity through various capital raising and cost cutting initiatives and strategic transactions.

For additional information regarding the Initial Financing and the events of default under our Senior Note, see Note 13 – Subsequent Events to the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report, which are incorporated by reference here, as well as Part II, Item 2 Sale of Unregistered Securities, Use of Proceeds, and Part II, Item 3, Defaults upon Senior Securities later in this quarterly report on Form 10-Q. Please also refer to to “Liquidity and Capital Resources” for more information about the Initial Financing.

We are in continuing discussions concerning the Proposed Financing with the Bridge Financing Investors. The funding contemplated by the Term Sheet is conditioned upon execution of final definitive documentation among the Bridge Financing Investors and us; however there can be no assurance that we or the Bridge Financing Investors will be able to negotiate definitive documentation on the terms specified in the Term Sheet or to consummate the Proposed Financing at all.

Settlement of Contingent Consideration

In August 2023, we reached a settlement of our contingent consideration obligation with the former shareholders of Apollo Fusion for total consideration of $10.0 million. Under the terms of the Settlement Agreement and General Release, and in full settlement of our contingent consideration, we elected to pay $10.0 million in total consideration composed of a payment $2.0 million and the issuance of $8.0 million in shares of our freely tradeable common stock, the number of which is defined based on a volume adjusted weighted average trading price of our shares over a specified number of days.

On October 2, 2023, as required under the Settlement Agreement, we paid $2.0 million of cash and issued 3,708,520 shares of our common stock to the former Apollo shareholders. Under the Settlement Agreement, the $8.0 million in shares was determined be the equivalent of 4,915,085 shares. We were unable to issue the full share settlement on October 2, 2023, due to the Nasdaq rule limiting share issuance to 20%, without prior stockholder approval. We entered into an amendment to the Settlement Agreement which provides us 60 days to obtain stockholder approval and issue the remaining shares required to settle the shortfall of approximately $0.9 million. For additional information, see Note – 3 Fair Value Measurements to the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report.

Reverse Stock Split

On September 12, 2023, we filed amendments to our Second Amended and Restated Certificate of Incorporation (the 'Amendment") with the Delaware Secretary of State, which became effective at 4:01 PM Eastern Time on September 13, 2023 (the “Effective Time”), thereby giving effect to the 1 for 15 Reverse Stock Split. All prior period share and per share amounts included in this Quarterly Report have been restated to reflect the Reverse Stock Split. See Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies, subheading Reverse Stock Split, included in the Notes to the Unaudited Condensed Consolidated Financial Statements. We conducted the Reverse Stock Split to regain compliance with the Nasdaq listing standards.

Notes and Warrants Offering

In August 2023, we entered into a securities purchase agreement (the "Purchase Agreement") with an institutional investor whereby the investor agreed to purchase shares of our common stock which the Company will sell and issue in a registered direct offering to the investor. $12.5 million of aggregate principal of senior notes (the "Initial Note") along with warrants (the "Initial Warrants") to purchase up to 1.5 million shares of our common stock (22.5 million prior to the Reverse Stock Split).

Net proceeds from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.8 million and we intend to use the net proceeds for general corporate purposes.

The Senior Note bear interest at 9.0% per annum, mature on November 1, 2024, and are secured by a first priority security interest in all of our assets and our subsidiaries. The Initial Warrants are immediately exercisable upon issuance at an exercise price of $6.75 per share (or $0.45 per share prior to the Reverse Stock Split), subject to certain adjustments, and will expire on August 4, 2028.

Refer to “Liquidity and Capital Resources” for more information about the terms of the Securities Purchase Agreement, these notes and warrants as well as available issuance of subsequent notes and warrants, and affirmative and negative covenants imposed on the Company. See also Note 6 – Senior Note and Warrants in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report for additional information including fair value of warrants, discounts and issuance costs and net carrying value of the notes after applying all discounts. See Note 13 – Subsequent Events for information regarding default and waiver of failing to maintain the minimum cash requirements and additional financing actions we have taken.

ATM Program

In July 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC ("Roth”) for the offer and sale of our Class A Common Stock (the “ATM Shares”), from time to time through an “at the market offering” program (the “ATM Program”) under which Roth acts as sales agent or principal. We filed a prospectus supplement, dated July 10, 2023, with the SEC in connection with the offer and sale of the ATM Shares, pursuant to which we may offer and sell up to $65.0 million of ATM Shares; provided that while the Notes are outstanding, we are required to have available and unused capacity to generate gross proceeds of at least $20.0 million under the ATM Program.

Through September 30, 2023, through the ATM, we have issued 241,877 shares of our Class A common stock for proceeds of $0.8 million, net of broker commissions and fees of $23 thousand and third-party issuance costs $0.1 million. The average price of shares sold under the Sales Agreement during the period was $3.41 per share.

Refer to “Liquidity and Capital Resources” for more information about the terms of the Sales Agreement, certain restrictions imposed by the Purchase Agreement related to the Senior Notes. See also Note 9. Shareholders' Equity in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report for additional information including fair value of warrants, discounts and issuance costs and net carrying value of the note after applying all discounts.

B.Riley Common Stock Purchase Agreement

Effective July 5, 2023, in connection with the entry of the Sales Agreement, we terminated the Common Stock Purchase Agreement between us and B. Riley Principal Capital II, LLC (“B. Riley”) dated August 2, 2022. B. Riley did not at any time during the contract, up to the termination date, hold any Registrable Securities. Accordingly, our obligations under the Registration Rights Agreement were also terminated as of July 5, 2023.

Additional Financing Activities

In addition to the Notes and Warrants Offering and ATM Program, we continue to evaluate the financing opportunities available to us to strengthen our financial position and we remained focused on thoughtfully pursuing opportunities to raise additional capital. Refer to Liquidity and Capital Resources for more information about our liquidity. See also Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Quarterly Report for additional information including liquidity and our ability to continue as a going concern.

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

During the nine months ended September 30, 2023, as described below, our critical accounting estimates were updated for the impact of probability assessments on stock-based compensation related to our performance-based options as compared to those critical accounting estimates previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30,		Period over period change		Nine Months Ended September 30,		Period over period change
(in thousands, except percentages)	2023	2022	($)	(%)	2023	2022	($)	(%)
Revenues:
Launch services	$—	$—	$—	n.m.	$—	$5,899	$(5,899)	n.m.
Space products	256	2,777	(2,521)	91%	963	3,471	(2,508)	72%
Total revenues	256	2,777	(2,521)	91%	963	9,370	(8,407)	90%

Cost of revenues:
Launch services	—	—	—	n.m.	—	28,193	(28,193)	n.m.
Space products	232	1,071	(839)	78%	620	1,337	(717)	54%
Total cost of revenues	232	1,071	(839)	78%	620	29,530	(28,910)	98%

Gross profit (loss):
Launch services	—	—	—	n.m.	—	(22,294)	22,294	n.m.
Space products	24	1,706	(1,682)	99%	343	2,134	(1,791)	84%
Total gross profit (loss)	$24	$1,706	$(1,682)	99%	$343	$(20,160)	$20,503	102%

____________

n.m. = not meaningful.

Revenues

Space Products

We commenced delivery of Space Products to our customers during the year ended December 31, 2022. We recognized revenues of $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, and $2.8 million and $3.5 million for the three and nine months ended September 30, 2022, respectively, all of which were related to deliveries made to our Space Products customers.

Launch Services

We commenced our first paid commercial launch in February 2022 with vehicles LV0008 followed by paid commercial launches of LV0009 and LV0010 in March and June 2022, respectively. The orbital launch of LV0009 conducted in March 2022, represented our first paid delivery of customer payloads into Earth orbit. In August 2022, we discontinued the production of launch vehicles supported by our Launch System 1. Therefore, we did not conduct any further commercial launches in late 2022 as we shifted resources to the development of our Launch System 2. We recognized revenues of $0 million and $5.9 million related to our Launch Services activities for the three and nine months ended September 30, 2022, respectively.

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

Space Products

Costs of revenues were $0.2 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively, and was primarily related to deliveries to our Space Products customers.

Launch Services

As with revenues, we do not anticipate any costs of revenues related to our Launch Services in 2023.

Cost of revenues were $28.2 million for the nine months ended September 30, 2022, which included $18.8 million related to inventory write-downs and $6.9 million related to paid commercial launch activities in the first half of 2022. The $18.8 million of inventory write-downs was driven by $10.2 million related to the discontinuance of launch vehicles supported by our current launch system, $5.5 million related to the net realizable value write-downs and $3.1 million of other write-downs. The cost of launch services does not reflect the actual gross margins as certain inventory values were recorded at net realizable value.

Operating Expenses

	Three Months Ended September 30,		Period over period change		Nine Months Ended September 30,		Period over period change
(in thousands, except percentages)	2023	2022	($)	(%)	2023	2022	($)	(%)
Gross profit (loss)	24	1,706	$(1,682)	99%	$343	$(20,160)	$20,503	102%
Operating expenses:
Research and development	21,677	32,821	(11,144)	34%	77,154	111,546	(34,392)	31%
Sales and marketing	1,630	4,052	(2,422)	60%	4,764	13,452	(8,688)	65%
General and administrative	9,834	19,222	(9,388)	49%	33,096	60,816	(27,720)	46%
Impairment expense	—	75,116	(75,116)	100%	—	75,116	(75,116)	100%
Goodwill impairment	—	58,251	(58,251)	100%	—	58,251	(58,251)	100%
(Gain) Loss on change in fair value of contingent consideration	(4,510)	11,949	(16,459)	138%	(23,900)	29,249	(53,149)	182%
Total operating expenses	28,631	201,411	(172,780)	86%	91,114	348,430	(257,316)	74%
Operating loss	(28,607)	(199,705)	171,098	86%	(90,771)	(368,590)	277,819	75%
Interest income	99	616	(517)	84%	1,813	1,146	667	58%
Interest expense	(1,339)	—	(1,339)	0%	(1,339)	—	(1,339)	0%
Other income (expense), net	101	(25)	126	504%	1,654	314	1,340	427%
Loss before taxes	(29,746)	(199,114)	169,368	85%	(88,643)	(367,130)	278,487	76%
Provision for income tax	—	—	—	n.m.	—	—	—	n.m.
Net loss	$(29,746)	$(199,114)	$169,368	85%	$(88,643)	$(367,130)	$278,487	76%

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

R&D costs were $21.7 million and $32.8 million for the three months ended September 30, 2023 and 2022, respectively. The $11.1 million decrease mainly reflected a $3.5 million reduction in stock-based compensation expense, $2.0 million decrease in expensed R&D equipment and licensed technology, $2.5 million reduction in depreciation and amortization, a $1.4 million increase in inventory cost capitalization, a $1.1 million reduction in professional services, $0.6 million in personnel-related costs due to lower headcount in R&D departments partially offset by $0.5 million increase in facilities.

R&D costs were $77.2 million for the nine months ended September 30, 2023, compared to $111.5 million for the nine months ended September 30, 2022. The $34.4 million decrease mainly reflected a $12.1 million reduction in stock-based compensation expense, $12.1 million reduction in personnel-related costs due to lower headcount in R&D departments, $5.8 million reduction in professional services, $3.6 million reduction in R&D materials costs, $6.0 million reduction in depreciation and amortization, $2.0 million decrease in expensed R&D equipment and licensed technology, $1.8 million reduction in licensed technology costs, partially offset by $9.6 million reduction in inventory capitalization.

Sales and Marketing

Sales and marketing expenses consist of personnel and personnel-related expenses (including stock-based compensation expense) for our business development team as well as advertising and marketing expenses. We expect to increase our sales and marketing activities in order to grow our customer base and increase market share in the future.

Sales and marketing expenses were $1.6 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively. The $2.5 million decrease mainly reflected a $1.1 million reduction in stock-based compensation expense, $0.7 million reduction in personnel-related costs, a $0.3 million reduction in professional services and $0.3 million reduction in other sales and marketing costs.

Sales and marketing expenses were $4.8 million for the nine months ended September 30, 2023, compared to $13.5 million for the nine months ended September 30, 2022. The $8.7 million decrease mainly reflected a $4.7 million reduction in stock-based compensation expense, $2.5 million reduction in personnel-related costs, $0.8 million reduction of depreciation and amortization and $0.3 million reduction in professional services.

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

General and administrative expenses were $9.8 million and $19.2 million for the three months ended September 30, 2023 and 2022, respectively. The $9.4 million decrease was primarily due to a $4.3 million reduction in stock-based compensation expense, $3.9 million reduction in personnel-related costs, $3.1 million reduction in professional services costs, a $1.0 million reduction in facilities costs, a $0.7 million reduction in insurance costs and a $0.3 million reduction in depreciation expense. The decreased general and administrative costs also included a $1.0 million decrease in other general and administrative costs.

General and administrative expenses were $33.1 million for the nine months ended September 30, 2023, compared to $60.8 million for the nine months ended September 30, 2022. The $27.7 million decrease was primarily due to a $18.8 million reduction in stock-based compensation expense, a $5.9 million reduction in employee related costs, a $3.5 million reduction in professional services costs, $1.9 million reduction in insurance costs. The decreased general and administrative costs were partially offset by a $0.7 million decrease in licensed technology costs.

Impairment Expense

We incurred no impairment expense for the three and nine months ended September 30, 2023. Impairment expense was $75.1 million for the three and nine months ended September 30, 2022 and was triggered by the existence of substantial doubt about the Company’s ability to continue as a going concern, a sustained decrease in the Company’s share price and macroeconomic factors. The impairment expense reflects charges of $70.3 million in property, plant and equipment, $2.7 million in definite-lived intangible assets, and $2.1 million in indefinite-lived intangible assets. No impairment charges were recorded for the three and nine months ended September 30, 2021.

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

Gain/(Loss) on Change in Fair Value of Contingent Consideration

Gain on change in fair value of contingent consideration of $4.5 million and $23.9 million for the three and nine months ended September 30, 2023, as compared to the loss of $11.9 million and $29.2 million on the change in fair value of contingent consideration during the three and nine months ended September 30, 2022, was primarily due to the settlement and general lease of our contingent consideration obligations during the three and nine months ended September 30, 2023, resulting in our payment of $2.0 million along with issuing $8.0 million in shares of our Class A common stock to the prior Apollo Holders. The loss during the three and nine months ended September 30, 2022 was primarily the result of lower revenues forecasted in estimating the fair value of contingent consideration.

Interest Income

Interest income was less than $0.1 million for the three months ended September 30, 2023 compared to $0.6 million for the corresponding period in 2022. This was mainly due to $0.4 million in interest income related to investment in marketable securities during the three months ended September 30, 2022.

Interest income was $1.8 million for the nine months ended September 30, 2023, compared to interest expense of $1.1 million for the nine months ended September 30, 2022. The $0.7 million increase in interest income was primarily due to increased interest income related to investment in marketable securities during the nine months ended September 30, 2023.

Interest Expense, net

Interest expense was $1.3 million for the three and nine months ended September 30, 2023. There was no interest expense recognized in the corresponding periods in 2022. The $1.3 million is mainly due to interest expense related to the Senior Note.

Other Income/(Expense), Net

Other income (expense), net primarily consists of income from government research and development contracts.

Other income was $0.1 million for the three months ended September 30, 2023 as compared to other expense of less than $0.1 million for the corresponding period in 2022.

Other income, net was $1.7 million for the nine months ended September 30, 2023, compared to $0.3 million for the nine months ended September 30, 2022. The increase in other income was primarily related to $1.5 million higher income from government research and development contracts, which is partially offset by other miscellaneous expenses.

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

We did not incur income tax expense for the three and nine months ended September 30, 2023 and 2022.

Liquidity and Capital Resources

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase.

We measure liquidity in terms of our ability to fund the cash requirements of our research and development activities and our current business operations, including our capital expenditure needs, contractual obligations and other commitments and our ability to fund commercial scale production and the sale of our products and services. Our current liquidity needs relate to our business operations, research and development activities, mainly in connection with the ongoing development of our technology, products and services, lease obligations and capital expenditures and pursuing capital raising activities.

The terms of our Senior Note require that we maintain a minimum of $15.0 million cash balance at all times. The loan further requires we maintain a certain level of quarterly cash burn, beginning with the fourth quarter of 2023, as well as imposes limits to other investments and financing arrangements. Beginning October 11, 2023, we have been unable to maintain the minimum unrestricted cash balance requirement and have obtained a waiver through October 31, 2023. On November 6, 2023, we entered into a reaffirmation agreement and omnibus amendment agreement (the “Initial Financing Agreement”) with affiliates of two of our early investors (the “Bridge Financing Investors”) pursuant to which (i) they purchased the remaining $8.0 million aggregate principal amount of the Senior Note and associated Warrants (the “Existing Warrants”) to purchase up to 1.5 million shares of our Class A common stock from the Senior Note Investor, (2) the Bridge Financing Investors loaned to us and our subsidiaries in the aggregate principal amount of approximately $3.05 million evidenced by senior secured bridge notes (the “Bridge Notes”) that will come due on November 17, 2023, that will rank equally as to payment and lien priority with the Senior Note, that will be secured by the same collateral as the Senior Note and that will be guaranteed by all of our subsidiaries and (3) a sale to Bridge Financing Investors of warrants (the “New Warrants’) to purchase up to 5,314,201 shares of Astra’s Class A Common Stock at a purchase price of $0.125 per Warrant for an aggregate purchase price of approximately $664,275 that are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments and that expire on August 4, 2028 (collectively, the “Initial Financing”). Net proceeds from the Initial Financing, after deducting estimated offering expenses, were approximately $2.6 million. In connection with the Initial Financing, the Bridge Financing Investors agreed to waive certain existing and prospective defaults and events of default under the Senior Note, including the events of default described above, and the requirement for us to comply with the minimum liquidity financial covenant in the Senior Note until November 17, 2023 to provide us with time to raise additional liquidity through various capital raising and cost cutting initiatives and strategic transactions. There can be no assurances that the Bridge Financing Investors will waive additional defaults or continue to waive the existing defaults under the Senior Note, the Bridge Notes, the Existing Warrants, the New Warrants,

the Initial Financing Agreement or any other agreements or documents arising from or related to the Initial Financing, as applicable. See Note 6 – Senior Note and Warrants and Note 13 – Subsequent Events, both in Notes to the Unaudited Condensed Consolidated Financing Statements contained in Part I, for additional information and events impacting our financing arrangements. On October 23, 2023, we disclosed in a current report on Form 8-K that we had executed a non-binding term sheet (the “Term Sheet”) with the Bridge Financing Investors for the potential issuance of senior secured convertible notes in a potential principal amount of up to $25.0 million (the “Proposed Financing”). The Initial Financing was connected with the Proposed Financing described in the Term Sheet. We are in continuing discussions concerning the Proposed Financing with the Bridge Financing Investors. The funding contemplated by the Term Sheet is conditioned upon execution of final definitive documentation among the Bridge Financing Investors and us; however there can be no assurance that we or the Bridge Financing Investors will be able to negotiate definitive documentation on the terms specified in the Term Sheet or to consummate the Proposed Financing at all.

On November 8, 2023, we received a non-binding proposal from our co-founders, Chris Kemp and Adam London, to acquire all of the outstanding common stock of the Company not currently owned by Mr. Kemp and Dr. London, for an indicative purchase price of $1.50 per share in cash (the “Proposal”). The Proposal is currently being considered by a Special Committee of the Board of Directors consisting of the independent directors (other than Mr. Stanford). There can be no assurance that a definitive agreement relating to the Proposal or any other transaction will be entered into by us, or that any transaction will be consummated, whether with Mr. Kemp and Dr. London or otherwise.

Given our current liquidity position and historical operating losses, and despite these financing and capital raising activities, we believe there is substantial doubt that we can continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.

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

Even with the receipt of proceeds from the financing arrangements both from the sale of the Senior Note and Existing Warrants and the Initial Financing described above and the sale of shares of our Class A common stock under our at-the-market program, we have limited cash resources and will need additional capital to fund commercial scale production and the sale of our services and products. Our current liquidity may not be sufficient to meet the required long-term liquidity needs associated with continued use of cash from operating activities at historical levels, other liquidity needs associated with capital expenditures, as well as other investing needs or the continued operation of our business. We are actively evaluating other sources of liquidity to further support long-term business operations and continue to discuss opportunities to close the Proposed Financing with the Bridge Financing Investors. As of September 30, 2023, we are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming 12 months relate to our leases and operating and capital purchase commitments.

As of September 30, 2023, our existing sources of liquidity included cash and cash equivalents of $13.9 million and restricted cash of $5.0 million. We have a limited history of operations and have incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $1.9 billion as of June 30, 2023. We expect to continue to incur operating losses due to the investments we intend to make in our business, including the development of our products and services, although we expect those losses to be partially offset by revenues recognized through the delivery of our Space Products in the future. We remain focused on managing cash expenditures, including but not limited to, reducing capital expenditures, consulting services and limiting hiring efforts to key positions within our Space Products business.

On August 4, 2023, the Company announced a strategic restructuring of a portion of its workforce, reallocating approximately 50 engineering and manufacturing personnel from Launch Services to Space Products. This reallocation includes a combination of permanent reassignments and temporary assignments to support customer programs and increasing production and test capacity through the end of the year. The restructuring is intended to focus additional resources on serving contractual commitments in our Space Products business in the near term and leveraging the growth opportunities in Space Products given customer interest in Astra Spacecraft Engine™, while we continue to develop our Launch System 2.

We continue to be focused on the development of Launch System 2 and the servicing of its existing launch contracts, the prioritization of some of our resources away from Launch Services in favor of the Space Products business, including in connection with this strategic restructuring, will affect the timing of our future test launches and thus paid commercial launch operations. As a result, we expect delays in the timing of the initial test launch or launches using this new launch system. Our ability to conduct paid commercial launches in 2024 and beyond will depend on the ultimate timing and success of the initial test launches which will in turn depend on the resources that we are able to devote to Launch Systems development in the future.

In addition to this reallocation, the Company has reduced its overall workforce by approximately 25% since the beginning of the quarter, including a reduction of approximately 70 employees that was announced on August 4, 2023. Cumulative reductions in workforce are expected to result in over $4.0 million of quarterly cost savings beginning in the fourth quarter of 2023, which when combined with ongoing reductions in capital expenditures and operating expenses, is expected to result in substantial reductions to operating cash use over future quarters. The affected employees primarily supported the Company’s selling, general and administrative, shared services and launch services functions and were paid their base compensation for a period of 60 days consistent with the Company’s normal pay periods.

In addition, we continue to evaluate opportunities to strengthen our financial position, including through the issuance of additional equity securities or by entering into new financing arrangements, as appropriate and we remain focused on thoughtfully pursuing opportunities to raise additional capital. To that end, on July 10, 2023, we entered into a Sales Agreement with Roth Capital Partners LLC, under which we are selling shares of our Class A common stock in at-market transactions. Through September 30, 2023, we have sold 241,877 shares under the Sales Agreement, resulting net proceeds to us of approximately $0.8 million, net of broker fees and other third-party issuance costs. See “ATM Program” below for more information. We also entered in a securities purchase agreement and commenced an completed an offering of a Senior Note and Warrants, which closed on August 4, 2023. We received net proceeds from the Notes and Warrant Offering of $10.8 million. See “Notes and Warrant Offering” below for more information.

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

Notes and Warrants Offering

Securities Purchase Agreement

On August 4, 2023, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Senior Note Investor”) pursuant to which the Senior Note Investor agreed to purchase, and we agreed to issue and sell in a registered direct offering to the Investor (the “Offering”), $12.5 million aggregate principal amount of senior secured notes (the “Senior Note”) and warrants (the “Initial Warrants”) to purchase up to 1.5 million shares of the Company’s Class A common stock (the “Class A common stock” and such shares of Class A common stock issuable upon exercise of the Initial Warrants, the “Warrant Shares”), subject to customary closing conditions.

The Senior Note Investor purchased the Senior Note at a discount to their face value for a total purchase price of $12.1 million. We received net proceeds of $10.8 million, after deducting the placement agent fee and offering expenses.

As described in more detail below, subject to the satisfaction of the conditions in the Purchase Agreement, we may issue and sell to the Investor up to an additional $7.5 million aggregate principal amount of senior secured notes (the “Additional Notes” and, together with the Senior Note, the “Notes”) and warrants (the “Additional Warrants” and, together with the Initial Warrants, the “Warrants”) to purchase the aggregate number of shares of Class A common stock equal to 65% of the aggregate principal amount of the Additional Notes issued divided by the Market Stock Price (as defined in the Notes).

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

Notes

The Notes were not issued pursuant to an indenture. The Senior Notes (which are referred to in our condensed consolidated financial statements as the “Senior Note”) mature on November 1, 2024; provided, that the maturity date may be extended for up to an additional year by our written agreement with the holders thereof. The Notes were issued at a 3% discount and bear interest at 9.0% per annum, which interest rate would increase to 15% per annum upon the existence of an Event of Default (as defined in the Notes). Beginning November 1, 2023, we are required to make quarterly cash amortization payments of $2.5 million plus accrued and unpaid interest on the Notes. The Notes are secured by first-priority security interests in all tangible and intangible assets, now owned and hereafter created or acquired, of us and our subsidiaries.

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

Warrants

The Initial Warrants are immediately exercisable upon issuance at an exercise price of $6.75 per share (or $0.45 per share prior to the Reverse Stock Split), subject to certain adjustments. The exercise price of the Warrants, and the number of Warrant Shares potentially issuable upon exercise of the Warrants, will be adjusted proportionately if we subdivide our shares of common stock into a greater number of shares or combines our shares of common stock into a smaller number of shares. In addition, until the earlier to occur of (i) such date as the Company has completed Equity Issuances (as defined in the Warrants) after August 4, 2023 for gross proceeds of at least $20.0 million, and (ii) August 4, 2024, if the Company grants, issues or sells or is deemed to have granted, issued or sold, any shares of Class A common stock (excluding any Excluded Securities (as defined in the Warrants) for a consideration per share (the “New Issuance Price”) less than a price equal to the Warrant exercise price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (such Exercise Price then in effect is referred to herein as the “Applicable Price”) (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the Warrant exercise price then in effect will be reduced to an amount equal to the New Issuance Price. The current exercise price on the Warrants is $0.808.

Events of Default

Under the Senior Note, we are required to have at least $15.0 million of cash and cash equivalents in one or more deposit accounts subject to one or more control agreements entered into in favor of the Senior Note Investor (the “Cash Requirement”). Additionally, we are also required to deliver to the Senior Note Investor on or prior to the first business day of each month a compliance certificate, certifying whether or not the Company has satisfied specified requirements during the immediately preceding calendar month (the “Compliance Certificate”). Each of the failure to meet the Cash Requirement and the failure to deliver the Compliance Certificate is an event of default under the Senior Note. Beginning on October 11, 2023, we did not maintain the Cash Requirement, but as of such date, the Senior Note Investor agreed to waive the event of default through October 31, 2023 (the “Waiver”) provided that the Company maintained at least $10.5 million of cash and cash equivalents in one or more deposit accounts subject to one or more control agreements entered into in favor of the Senior Note Investor (the “Revised Cash Requirement”) and made an payment to the Senior Note Investor of approximately $2.1 million, plus accrued interest, of which $2.0 million was applied as a principal reduction on the Senior Note. Beginning on October 30, 2023, the Revised Cash Requirement was not maintained by the Company in accordance with the terms of the Waiver and no additional waivers were obtained. The Company also did not deliver the Compliance Certificate required to be delivered on or before November 1, 2023. Therefore, as of October 30, 2023, an event of default was in effect under the Senior Note. These events of default were waived until November 17, 2023 by the Bridge Financing Investors in connection with the Initial Financing.

On November 1, 2023, the Company paid the Investor a scheduled amortization payment in the amount of approximately $3.1 million, consisting of the $2.5 million amortization payment paid at the 115.0% event of default rate, plus accrued and unpaid interest at a rate of 15% (the “Default Interest rate”).

As of November 1, 2023, the aggregate principal amount outstanding under the Note is $8.0 million. Interest continues to accrue on the Senior Note at the Default Interest rate.

See Note 6 – Senior Note and Warrants and Note 13 – Subsequent Events in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report for additional information regarding our Senior Note and Warrants and financing related events occurring after September 30, 2023.

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

The Sales Agreement provides for the offer and sale of up to $65.0 million of our newly issued Class A common stock, par value $0.0001 per share, from time to time through an “at the market offering” program. We will specify the parameters for the sale of the shares of Class A common stock, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We may offer and sell up to $65.0 million of shares of Class A common stock pursuant to the Sales Agreement. Actual sales of Class A Common stock under the Sales Agreement will depend on a variety of factors including, among other things, market conditions and the trading price of the Class A Common Stock, and the full amount of capital may not be fully realized. The terms of the Securities Purchase Agreement and Senior Notes require that we maintain an approved at-the-market equity program and/or equity line that, at all times, shall have available and unused capacity to generate at least $20.0 million of gross proceeds to the Company, which restriction will limit the Company’s ability to use the full capacity of this Sales Agreement while the Notes are outstanding.

Bridge Financing

Information related to the bridge financing is described earlier in this section of the Quarterly Report as the “Initial Financing.” Net proceeds from the Initial Financing, after deducting estimated offering expenses, were approximately $2.6 million. The Bridge Notes issued in connection with the Initial Financing mature on November 17, 2023. The principal balance of the Bridge Notes is $3.05 million.

Use of Proceeds from Notes and Warrants Offering, ATM Program and Bridge Financing

We intend to use the net proceeds from both our Notes and Warrants Offering and sales of our shares of Class A common stock under the Sales Agreement, if any, for general corporate purposes. Our general corporate purposes include, but are not limited to, pursuing our growth strategies, continuing the development of our Launch System 2 and expansion of our Astra Spacecraft Engine™ business, capital expenditures, funding strategic investments, working capital, capital raising activities and satisfaction of other obligations and other liabilities.

Summary Statement of Cash Flows for the Nine Months Ended September 30, 2023 and 2022

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Nine Months Ended September 30,		Period over period change
(in thousands)	2023	2022	$	%
Net cash used in operating activities	$(87,554)	$(134,615)	$47,061	(35)%
Net cash provided by (used in) investing activities	60,511	(124,088)	184,599	(149)
Net cash provided by financing activities	12,269	1,304	10,965	841
Net decrease in cash, cash equivalents and restricted cash	$(14,774)	$(257,399)	$242,625	(94)%

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

For the nine months ended September 30, 2023, net cash used in operating activities was $87.6 million. The primary factors affecting our operating cash flows during the period were a net loss of $88.6 million and non-cash charges of $9.0 million including a gain on change in fair value of contingent consideration of $23.9 million and accretion on marketable securities of $0.7 million , partially offset by stock-based compensation expense of $8.0 million, depreciation and amortization expense of $4.0 million, an increase in non-cash lease expense of $2.5 million and amortization of discount on Senior Note of $1.1 million. Changes in operating working capital items were mainly due to an increase in accounts payable of $7.6 million, an increase in accrued liabilities of $6.4 million, an increase in other non-current liabilities of $6.5 million and an increase in trade accounts receivable of $3.8 million. The increases were partially offset by a decrease of $14.2 million, a decrease in inventories of $9.5 million, a decrease in prepaid and other current assets of $2.3 million, and a decrease in lease liabilities of $2.2 million.

For the nine months ended September 30, 2022, net cash used in operating activities was $134.6 million. The primary factors affecting our operating cash flows during the period were a net loss of $367.1 million. This is offset by non-cash charges including stock-based compensation expense of $43.6 million, inventory reserves including write-offs and net realizable value write-downs of $18.8 million, loss on change in fair value of contingent consideration of $29.2 million, depreciation and amortization expense of $12.1 million and non-cash lease expense of $1.4 million. Changes in operating working capital items is mainly due to decrease in inventories of $15.5 million, trade accounts receivable of $3.1 million, accrued expense and other current liabilities of $2.1 million, other non-current assets of $1.3 million, and lease liabilities of $1.2 million. Changes in operating working capital items were partially offset by an increase in other non-current liabilities of $10.4 million, prepaid and other current assets of $3.8 million and accounts payable of $3.0 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities was $60.5 million, which was comprised mainly of maturities of marketable securities of $61.0 million, proceeds from sales of marketable securities of $9.0 million, partially offset by $9.5 million of purchases of property, plant and equipment related to leasehold improvements at our Sunnyvale manufacturing facility and production equipment at our manufacturing facility and corporate headquarters in Alameda, California.

For the nine months ended September 30, 2022, net cash used in investing activities was $124.1 million, which was comprised mainly of purchases of marketable securities of $136.4 million, purchases of property, plant and equipment of $40.0 million mainly related to the construction of our manufacturing facility and acquisition of an indefinite-lived intangible trademark asset of $0.9 million. This was partially offset by proceeds from maturities of marketable securities of $47.3 million and proceeds from sales of marketable securities of $6.0 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities of $12.3 million was comprised of $12.1 million proceeds from the Senior Note issued, net of discount, $0.8 million of proceeds from the issuance of sale of shares of the Company's Class A common stock under equity plans and $0.7 million of proceeds from the sale of shares of our Class A common stock under our at-the-market offering. These were partially offset by $1.3 million of third-party issuance costs related to the Senior Note and Warrants.

For the nine months ended September 30, 2022, net cash provided by financing activities amounted to $1.3 million and consisted primarily of $1.3 million of proceeds from the issuance of shares of Class A common stock under equity plans.

Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“Nasdaq”)

On October 6, 2022, we received a deficiency notice from Nasdaq that we were not in compliance with Rule 5450(a)(1) of the listing requirements (the “Minimum Bid Price Requirement”) because our per share closing bid price had been below $1.00 for thirty consecutive business days.

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

On September 12, 2023, the Company amended its existing Second Amended and Restated Certificate of Incorporation (the “Prior Certificate”), to implement the Reverse Stock Split by filing the Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware. For additional information about the Reverse

Stock Split, including retroactive restatement of previously reported prior period share and per share amounts, see Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies, Reverse Stock Split, included in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report. The Amendment became effective at 4:01 PM Eastern Time on September 13, 2023 (the “Effective Time”), thereby giving effect to the Reverse Stock Split. The Class A common stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market at the opening of trading on September 14, 2023. The trading symbol for the Class A common stock remained “ASTR.” The Class A common stock was assigned a new CUSIP number (04634X202) following the Reverse Stock Split. The closing per share price of our Class A common stock, as of September 14, 2023 on the Nasdaq Capital Market was $2.13.

On September 28, 2023, we received notice from Nasdaq Capital Market that we had regained compliance with Nasdaq's minimum price requirement. There is no assurance that our per share closing price will remain at or above the $1.00 Minimum Bid Price Requirement. If we are unable to maintain the Minimum Bid Price Requirement, we may be subject to a subsequent deficiency notice from Nasdaq, and if unable to cure the deficiency for 30 consecutive business days, it could result in the delisting of our Class A common stock from Nasdaq.

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

Cybersecurity Risk Management, Strategy and Governance Annual Disclosures

In annual report on form 10-K, registrants must describe their process, if any, for assessing, identifying, and managing material risks from cybersecurity threats, including whether cybersecurity is part of the overall risk management program, engages consultants, auditors or other third-parties, and processes to oversee and identify risks from use of third-parties. Disclosures must also include whether and how any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the registrant’s business strategy, results of operations, or financial condition.

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

Insider Trading Arrangements and Related Disclosures

Effective February 23, 2023, the SEC has adopted final rules on the amendments to the Insider Trading Arrangements and Related Disclosures. The amendments include new requirements for registrants to disclose insider trading policies and procedures in accordance with Rule 10b5-1, which will require disclosure of directors and executives 10b5-1 plans in detail on a quarterly and annual basis.

Registrants other than Small Reporting Companies must begin providing disclosure with reports for periods that begin on or after April 1, 2023. Smaller Reporting Companies must begin providing scaled disclosures with reports covering the first full period that begins on or after October 1, 2023, the Company must begin providing the scaled disclosures as required under the amendments in its Annual Report on Form 10-K to be filed in 2024 for all 10b5-1 plans adopted or terminated during the three months ended December 31, 2023, with reporting under the requirements on a quarterly basis on Form 10-Q thereafter. No Section 16 officer or director currently has entered a 10b5-1 plan with respect to the sale or purchase of securities of the Company.

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

Executive Compensation Claw Back Rule

On October 26, 2022, the SEC adopted new Exchange Act Rule 10D-1 directing US securities exchanges to establish standards that require registrants to develop and implement a written policy for the recovery of erroneously awarded incentive-based compensation received by current and former executive officers in the event of a required accounting restatement. The new rule and related amendments also require registrants to file their recovery policy as an exhibit to their annual report and to provide other disclosures. The new rule, which was proposed in 2015 and reopened for comment in 2021 and 2022, is intended to implement the requirements of Section 954 of the Dodd-Frank Act.

The SEC has approved the amendments to the proposed compensation clawback listing rules submitted by Nasdaq, thereby establishing the effective date of October 2, 2023. The Company must adopt a compliant clawback policy under the new Nasdaq Listing Rule 5608 no later than December 1, 2023, all incentive-based compensation received by the Company's executives on or after October 2, 2023 is subject to clawback; and the Company is required to must make compensation clawback disclosures in annual reports and proxy and information statements filed on or after October 2, 2023.

On November 8, 2023, the Board of Directors of the Company adopted a compliant clawback policy that is effective with respect to incentive-based compensation received by the Company's executives on or after October 2, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting described below.

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
•
We are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards for complex transactions and instruments as well as the hiring of additional experienced internal resources. We have provided enhanced access to accounting literature, research materials, and documents as well as increased communication with third-party consultants and specialists with whom we consult regarding the application of accounting standards over complex transactions and instruments to supplement our internal resources.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 8- Commitments and Contingencies, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on March 30, 2023 (as amended on March 31, 2023) and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, filed with the SEC on May 15, 2023 and August 14, 2023, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2023, the Company sold affiliates of two early investors of the Company (the “Bridge Financing Investors”) warrants to purchase up to 5,314,201 shares of the Company’s Class A Common Stock at a purchase price of $0.125 per warrant for an aggregate purchase price of approximately $664,275 that are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments and that expire on November 6, 2028. The Company intends to use the proceeds of the sale of the warrants for general corporate purposes.

The warrants were issued in connection with the closing by the Bridge Financing Investors of our Senior Note and a loan of approximately $3.05 million to the Company (the “Initial Financing”).The warrants and any warrant shares issuable upon exercise of the warrants (collectively, the “Securities”) have not been, and will not be, registered under the Securities Act, or the securities laws of any other jurisdiction. The Securities were, and will be, offered and sold to the Bridge Financing Investors in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. The Bridge Financing Investors are “accredited investors,” as defined in Regulation D, and are acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the Securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Item 3. Defaults Upon Senior Securities

Discussion of defaults under our Senior Note is incorporated by reference from Part I, Item 1, Note 13 – Subsequent Events of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 3, “Defaults Upon Senior Securities.”

Following our defaults under our Senior Note, the Senior Note was acquired by the Bridge Financing Investors as part of the Initial Financing. In connection with the Initial Financing, the Bridge Financing Investors have agreed to waive certain existing and prospective defaults and events of default under the Senior Note, including the events of default described in Part I, Item 1, Note 13 – Subsequent Events of this Quarterly Report on Form 10-Q, and the requirement for the Company to comply with the minimum liquidity financial covenant in the Senior Note until November 17, 2023 to provide the Company with time to raise additional liquidity through various capital raising and cost cutting initiatives and strategic transactions.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Astra Space, Inc.	8-K	001-39426	3.1	September 13, 2023
4.1	Form of Initial Note under Securities Purchase Agreement dated August 4, 2023	8-K	001-39426	4.1	August 4, 2023
4.2	Form of Initial Warrant under Securities Purchase Agreement dated August 4, 2023	8-K	001-39426	4.2	August 4, 2023
4.3	Form of Secured Bridge Note	8-K	001-39426	4.1	November 8, 2023
4.4	Form of Common Stock Purchase Warrant	8-K/A	001-39426	4.2	November 13, 2023
10.1	Sales Agreement between Astra Space, Inc. and Roth Capital Partners, LLC dated July 10, 2023	8-K	001-39426	1.1	July 10, 2023
10.2	Securities Purchase Agreement, dated August 4, 2023, by and among Astra Space, Inc. and each of the investors party thereto	8-K	001-39426	10.1	August 4, 2023
10.3	Settlement and General Release, dated August 14, 2023, between Astra Space, Inc. and Fortis Advisors, LLC	8-K	001-39426	10.1	August 16, 2023
10.4	Reaffirmation Agreement and Omnibus Amendment Agreement, dated November 6, 2023, by and among Astra Space, Inc., each of the subsidiaries of Astra Space, Inc. party thereto. JMCM Holdings LLC, SherpaVentures Fund II, LP and GLAS Americas LLC, in its capacity as collateral agent	8-K	001-39426	10.1	November 8, 2023
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astra Space, Inc.

Date: November 16, 2023	By:	/s/ Chris C. Kemp
Chris C. Kemp
Chief Executive Officer and Chairman of Board and Principal Executive Officer

Date: November 16, 2023	By:	/s/ Axel Martinez
Axel Martinez
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer