Form 10-K
period 2023-12-31
Astra Space, Inc.
filed 2024-04-18
CIK 1814329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-39426

ASTRA SPACE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1270303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 Skyhawk Street Alameda, CA	94501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 278-7217

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ASTR	Nasdaq Capital Market

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

As of the last business day of the most recently completed second fiscal quarter, which was June 30, 2023, the aggregate market value of Class A Common Stock of the Registrant held by non-affiliates was approximately $68.7 million based on the closing sale price of $5.53 as reported on the Nasdaq Capital Market.

As of April 10, 2024, the registrant had 19,008,421 shares of Class A Common Stock, $0.0001 par value per share, outstanding and 3,702,613 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws and particularly in the following sections of this Annual Report: Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “project,” “aim,” “believe,” “could,” “should,” “intend,” “will,” and similar words or phrases. These forward-looking statements may include expectations with respect to the consummation of the Merger (as described below); our liquidity and other cash needs; projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates. Such statements are based on current expectations, estimates, forecasts and projections of our performance, our industry’s performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results and undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise. Accordingly, we caution readers not to place undue reliance on these statements. Material factors that could cause actual results to differ materially from our expectations are summarized and disclosed under Part I. Item 1A. Risk Factors in this Annual Report.

Unless the context otherwise requires, all references in this Annual Report to “Astra,” “the Company,” “we,” “us,” and “our” refer to the business of Astra Space, Inc. and its subsidiaries.

PART I

ITEM 1. BUSINESS.

On March 7, 2024, we, or the "Company", entered into an Agreement and Plan of Merger (the “Merger Agreement”) and the transactions contemplated thereby (the “Merger”) with Apogee Parent, Inc. (“Parent”) and Apogee Merger Sub, Inc. (“Merger Sub”). Upon the terms and subject to the conditions provided in the Merger Agreement, and in accordance with the Delaware General Corporation Law, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company, with the Company continuing as the Surviving Corporation. As a result of the Merger, we will cease to be a publicly traded company. Unless otherwise set out in the Merger Agreement, because the Merger Consideration will be paid in cash, no holder of shares of our Class A Common Stock, par value $0.0001 (“Class A Common Stock”) will receive any equity interest in Parent in consideration for its shares of Class A Common Stock, and after the Effective Time, no such holder will own any shares of our Class A Common Stock.

The Merger Consideration is $0.50 per share of Class A Common Stock. The consummation of the Merger is subject to a number of closing conditions, risks and uncertainties. Please read carefully the following sections of this annual report on Form 10-K (this “Annual Report”): Item 1. Business — Merger Agreement, Item 1A. Risk Factors and the text of the Merger Agreement, which is incorporated by reference as Exhibit 2.1 to this Annual Report.

Company Overview

Astra’s mission is to Improve Life On Earth From Space® by launching a new generation of space products and services. These products and services are enabled by new constellations of small satellites in Low Earth Orbit (“LEO”), which have rapidly become smaller, cheaper, and many times more numerous than traditional satellites. We believe that frequent, reliable, dedicated launches and space products enabled by scaled manufacturing are the keys to accelerating the growth of the space economy. Currently, our business consists of two segments, a mobile orbital launch system (“Launch Services”) and a space products business that produces the Astra Spacecraft Engine® products (“Space Products”).

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

We have made significant progress in the development of the system to date. On November 20, 2021, we successfully launched launch vehicle LV0007 into orbit at an inclination of 86.0 degrees, an altitude of 500 km and velocity of 7.61 kilometers per second, making Astra one of the fastest U.S. companies to have successfully demonstrated the orbital placement of a test payload. We commenced paid commercial launch services in 2022. To date, we have had three commercial launches and have delivered 23 satellites into low earth orbit. We have conducted launch operations from Pacific Spaceport Complex in Kodiak, Alaska and Cape Canaveral Space Force Station in Cape Canaveral, Florida.

During the third quarter of 2022, we decided to focus on the development and production of the next version of our launch system, which we announced at our inaugural Spacetech Day on May 12, 2022. As a result, we have discontinued the production of launch vehicles supported by our previous launch system, Launch System 1, and commenced development of our new launch system, Launch System 2. On April 25, 2023, Astra hosted its second annual Spacetech Day at both our Alameda Skyhawk factory and Sunnyvale Oakmead facilities where we unveiled Rocket 4, which is part of our Launch System 2.

As of December 31, 2023, we have signed contracts for Launch Services. Our customers primarily include satellite operators, satellite manufacturers and government agencies. As part of the development cycle for Rocket 4, we expect to conduct one or more test launches of this new launch system. The timing of test launches is driven by our development progress, which has been delayed by resource allocations and prioritizations away from launch systems development in favor of our Space Products business, primarily focused on the Astra Spacecraft Engine®. As a result, we have incurred delays in the timing of the initial test launch or launches using this new launch system. Our schedule and ability to conduct paid commercial launches will depend on the ultimate timing and success of the initial test launches which will in turn depend on the resources that we are able to devote to launch systems development in the coming quarters. Our new launch system is intended to serve a market focused on delivering LEO satellites directly to their desired orbits, and as such is applicable to deployment and replenishment of both small and large constellations, as well as single-satellite or rapid response missions. We have designed the new version of our launch system to support more payload capacity, greater reliability, and a more frequent launch cadence, which we believe will allow us to offer our customers more variable and dependable services, and increases the addressable market that we can serve with our Launch Services business.

Space Products

Our Space Products business offers high quality space products to operators of LEO satellite constellations. Currently, through a newly established subsidiary, we offer an industry leading spacecraft engine platform consisting of two in-space electric propulsion systems. Our typical offering consists of the design and delivery of a fully integrated propulsion module comprised of a thruster, a power processing unit, a tank and a feed system, called the Astra Spacecraft Engine®. The Astra Spacecraft Engine® can be configured with multiple thrusters and power processing units to handle a wide range of missions, from the smallest earth observation satellites up to large communications satellites with multiple kilowatts of solar power and is designed to use either Xenon or Krypton as a propellant. In 2022, we began delivery of our Astra Spacecraft Engines® to our customers and in 2023, we commenced operation of our spacecraft engine production facility in Sunnyvale, California.

We began fulfilling orders for customers of our Astra Spacecraft Engine® in 2022. By the end of 2023, we had begun delivery or fully delivered on seven programs.

We have recently added the Astra Spacecraft Propulsion Kit to our space products offering. The Astra Spacecraft Propulsion Kit disaggregates the four subsystems of the Astra Spacecraft Engine® module, enabling satellite builders to take advantage of shorter lead times to access key components of their propulsion system that they can customize and integrate into their spacecraft for their unique missions.

2023 Highlights and Developments

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

On April 21, 2023, Space Force awarded Astra a new launch order for our Rocket 4, with a total contract value of $11.45 million for a launch of an ESPA-class space vehicle and additional cubesats through the Orbital Services Program (OSP-4) contract.

On April 25, 2023, Astra hosted its second annual Spacetech Day at both our Alameda Skyhawk factory and Sunnyvale Oakmead facility where we unveiled Rocket 4, which is part of our Launch System 2 Astra also announced that it entered into a contract with Apex Technologies, Inc. to provide 5 Spacecraft Propulsion Kits, a new product offering under our Space Products business.

On May 15, 2023, we announced the completion of our dedicated 60,000 square foot Astra Spacecraft Engine® manufacturing facility which took place in late-March 2023. Astra also announced that eight Astra Spacecraft Engines®, which were delivered in Q4 2022, operated nominally in space during the first quarter, further demonstrating flight heritage.

On May 16, 2023, the Defense Innovation Unit of the US Defense Department added a first test flight of Rocket 4 to their existing launch contract.

On August 14, 2023, we announced the first four shipments of Astra Spacecraft Engines® from our Sunnyvale spacecraft engine manufacturing facility.

Also, on August 14, 2023, we entered into a settlement agreement and general release pursuant to which we agreed to pay the former stockholders of Apollo Fusion, Inc. (“Apollo Fusion”) either a cash payment in the amount of $2.0 million plus $8.0 million in shares of our Class A Common Stock, par value $0.0001 (the “Class A Common Stock”), or a cash payment of $7.0 million. On September 29, 2023, we made a $2.0 million cash payment to former stockholders of Apollo Fusion. On October 2, 2023, we issued 3,708,520 shares of our Class A Common Stock to the former stockholders of Apollo Fusion and also entered into an amendment that allowed us a period of sixty (60) days to obtain stockholder approval to the issuance of the remaining 810,565 shares of Class A Common Stock owed to the former stockholders of Apollo Fusion, which ensured we remained in compliance with Nasdaq Rule 5635(d). On November 29, 2023, we entered into another amendment with the representative of the former stockholders of Apollo Fusion to pay an aggregate cash amount of $0.6 million, in full and complete satisfaction of all of our outstanding obligations under the Settlement Agreement, which included a release of our obligations to make payments of the contingent consideration that could become due under the Agreement and Plan of Merger between the Company and Apollo Fusion dated July 1, 2021.

On September 13, 2023, and in order to satisfy the deficiency in Nasdaq’s listing requirements, we amended our restated certificate of incorporation to effect a 1-for-15 reverse stock split of the shares of our Class A Common Stock and Class B common stock, par value $0.0001 (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”) on September 13, 2023 (the “Reverse Stock Split”). The stockholders of the Company, at the 2023 annual meeting held on June 8, 2023, had previously approved the Reverse Stock Split at a ratio in the range of 1-for-5 to 1-for-15, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse stock split to be determined by the Board, in its discretion, no later than June 8, 2024. The Board authorized the Reverse Stock Split on July 6, 2023.

Financing and Strategic Activities

As of June 30, 2023, our cash and cash equivalents, together with marketable securities, totaled approximately $26.3 million. During the second half of 2023, we spent significant effort on fundraising activities. To improve our financial condition, we also sought opportunities to reduce our expenses. We (directly and through a Special Committee of the Board of Directors comprised of independent directors since October 2023 (“Special Committee”)) retained advisors to assist with capital raising activities and to seek potential strategic transactions.

Effective as of July 1, 2023 and until October 17, 2023, we retained PJT Partners (“PJT”) as the Company's financial advisor to solicit indications of interest in a strategic transaction with the Company. During its engagement, PJT reached out to approximately 30 parties, which included a combination of financial buyers and strategic parties, who were ultimately most interested in the Space Products business. Of those parties, 14 parties executed a confidentiality agreement with us and only seven parties actively engaged in due diligence. PJT’s process only resulted in one non-binding term sheet that we did not believe was actionable. On October 17, 2023, PJT resigned from its engagement with the Company as its financial advisor, citing concerns that it may be conflicted moving forward, given its prior involvement with the party that submitted the non-binding term sheet and certain members of our management team in connection with prior transactions and the increasing likelihood that the interested party and certain members of Company management would be participating in a potential transaction.

We entered into a Sales Agent Agreement (the "Sales Agreement") with Roth Capital Partners LLC to sell up to $65 million in shares of Class A Common Stock in at-market transactions on July 10, 2023 (the “Roth ATM”). Given the depressed stock price, which was $0.43 per share of Class A Common Stock on December 30, 2022 (or $6.51 as adjusted for the Reverse Stock Split), $0.42 per share of Class A Common Stock on March 31, 2023 (or $6.37 as adjusted for the Reverse Stock Split), $0.37 per share of Class A Common Stock on June 30, 2023 (or $5.53 as adjusted for the Reverse Stock Split), and continued to be less than $1.00 per share of Class A Common Stock until the Reverse Stock Split was effective on September 13, 2023, we found it difficult to leverage the Roth ATM to infuse us with significant and much needed capital without incurring excessive dilution and putting significant downward pressure on the already low stock price. From July 10, 2023 to November 30, 2023, 449,863 shares of our Class A common stock were sold under the Sales Agreement resulting in proceeds of $1.2 million, net of broker commissions, fees and third-party issuance costs of $0.1 million. The average price per share sold under the Sales Agreement during the period was $2.63 per share. We incurred $0.3 million of third-party issuance costs related to legal, accounting and registration costs which are recorded as deferred issuance costs on the consolidated financial statements and were allocated on a per share basis and charged to additional paid-in capital along with broker commissions per shares sold under the Sales Agreement. We have since paused sales under our Sales Agreement, resulting in a $0.2 million write-off of the deferred issuance costs.

We also found it difficult to find asset backed, equipment based or other lending sources interested in financing its business.

On August 4, 2023, we consummated the sale of $12.5 million aggregate principal amount of Senior Secured Note due 2024 (the “Original Notes”) and warrants to purchase up to 22.5 million shares of Class A Common Stock (or 1.5 million shares of Class A Common Stock, as adjusted for the Reverse Stock Split) (the “Original Warrants”) to an institutional investor (the “Original Investor”) (the “Original Secured Facility”). The Original Secured Facility was a limited injection of new capital into our business operations. The Original Notes bore interest at 9.0% per annum, had a maturity date of November 1, 2024 and were secured by a first priority security interest in all of the assets of the Company and its subsidiaries. Among other covenants, the Original Secured Facility required that the Company meet a minimum threshold of $15.0 million in cash and cash equivalents (the “Minimum Cash Threshold”). See Item 7 — Management’s Discussion and Analysis – Liquidity and Capital Resources for more information about the Original Secured Facility and our sale and issuance of the Original Notes and Original Warrants.

In conjunction with its capital raising activities, during 2023, we engaged in a number of cost-reduction initiatives to preserve cash and streamline our business operations, including a strategic restructuring announced on August 4, 2023, which resulted in (x) the reallocation of approximately 50 engineering and manufacturing personnel from the Launch Services business to the Space Products business, and (y) the layoff of approximately 70 employees, reducing our overall workforce by approximately 25% from July 1, 2023 through August 4, 2023. Effective on September 16, 2023, Mr. Kemp and Dr. London voluntarily agreed to reduce their salaries to the California minimum wage through December 31, 2023. At the time Mr. Kemp and Dr. London were earning annual base salaries of $600,000 and $500,000, respectively.

On October 11, 2023, we failed to maintain the Minimum Cash Threshold as required under the Original Secured Facility and, effective October 11, 2023, the Original Investor waived this event of default through October 31, 2023, provided that we maintained $10.5 million in cash and cash equivalents (the “Revised Minimum Cash Threshold”) and also made a payment to the Original Investor in the amount of approximately $2.1 million, approximately $2.0 million of which was applied as a principal reduction on the Original Notes that were part of the Original Secured Facility.

On October 19, 2023, at the Special Committee’s direction, we executed a non-binding term sheet (the “Financing Term Sheet”) with an investor for the potential issuance of senior secured convertible notes in a potential principal amount of up to $25.0 million (the “Proposed Financing”).

Following PJT’s resignation on October 17, 2023, the Special Committee retained Houlihan Lokey Capital, Inc. (“Houlihan Lokey”) as its exclusive financial advisor to provide financial advisory and investment banking services in connection with the Special Committee’s consideration of the Proposed Financing or other Potential Strategic Options.

On October 30, 2023, we failed to meet the Revised Minimum Cash Threshold of $10.5 million and were in default under the Original Secured Facility.

On November 6, 2023, we entered into an initial financing transaction for a total investment amount of approximately $13.4 million (the “Initial Financing”). The investors in the Initial Financing (“Initial Investors”) included SherpaVentures Fund II, LP (“ACME II”), an affiliate of Scott Stanford, a member of Astra's Board of Directors. The Initial Financing was agreed to pursuant to a Reaffirmation Agreement and Omnibus Amendment Agreement dated November 6, 2023 (the “Initial Financing Agreement”), and included (i) a purchase by the Initial Investors of the remaining $8.0 million aggregate principal amount of Original Notes and Original Warrants to purchase up to 1.5 million post-Reverse Stock Split shares of Class A Common Stock from the Original Investor, under which we were in default as of October 30, 2023, (ii) a loan by the Initial Investors to us and our subsidiaries in the aggregate amount of approximately $3.05 million evidenced by senior secured bridge notes (the “Bridge Notes”) that matured on November 17, 2023, and (iii) a sale to the Initial Investors of warrants (the “Bridge Warrants”) to purchase up to 5,314,201 shares of Class A Common Stock at a purchase price of $0.125 per Bridge Warrant for an aggregate purchase price of approximately $664,275 that were immediately exercisable at an exercise price of $0.808 per Class A Share, subject to certain adjustments and with an expiration date of November 6, 2028. In connection with the Initial Financing, the Initial Investors also agreed to waive all existing events of defaults under the Original Secured Facility through November 17, 2023.

On November 8, 2023, we announced that Mr. Stanford resigned as the lead independent director of the Board in connection with the participation of ACME II in the Initial Financing and that the Board appointed Michael Lehman to serve as the lead independent director.

On November 16, 2023, as a further cost reduction measure, all employees having a title of vice president and senior vice president received a 20% temporary pay reduction and the Company’s chief financial officer, chief business officer, general counsel and chief people officer all received a 25% temporary pay reduction. These pay reductions were initially intended to last until the end of the first quarter of 2024, although the Compensation Committee reserved the right to further extend them.

On November 17, 2023, we were in default under the terms of the Original Notes and the Bridge Notes.

On November 21, 2023, we closed a subsequent financing (the “Subsequent Financing”) with the Initial Investors, Mr. Kemp as trustee of the Chris Kemp Living Trust dated February 10, 2021 (the “Kemp Trust”), and Dr. London (together with the Kemp Trust, the “Additional Investors” and collectively with the Initial Investors, the “Investors”), pursuant to the Securities Purchase Agreement dated as of August 4, 2023 (as amended by the Initial Financing Agreement, the Limited Waiver and Consent and Omnibus Amendment No. 2 Agreement dated as of November 17, 2023 and the Omnibus Amendment No. 3 Agreement dated as of November 21, 2023) (as amended, the “Subsequent Financing Agreement”). The effect of the Subsequent Financing was to conform the economic terms of the secured notes purchased from the Original Investor, as well as the bridge notes acquired in the Initial Financing to the terms contemplated by the term sheet received by the Company on October 19, 2023 and as disclosed in the Company’s Form 8-K on October 23, 2023. Pursuant to the Subsequent Financing Agreement, (i) the Company, the Company’s subsidiaries and the Initial Investors agreed to amend and modify the terms of the Original Notes and the Bridge Notes in their entirety in accordance with the form of the a Secured Convertible Note due 2025 (the “Convertible Notes”) in exchange for the Company’s reimbursement of a premium (including accrued interest thereon from November 6, 2023), of approximately $1.2 million paid by the Initial Investors in connection with their purchase of the Original Notes and Original Warrants from the Original Investor, which amount was capitalized and added to the outstanding principal amount of the Convertible Notes; (ii) the Additional Investors agreed to purchase (x) an additional $3.0 million aggregate principal amount of Convertible Notes at 100% of the aggregate principal amount of such Convertible Notes and (y) Company Warrants to purchase up to 1,299,505 shares of Class A Common Stock at a purchase price of $0.125 per Company Warrant for an aggregate purchase price of approximately $0.162 million that were immediately exercisable at an exercise price of $0.808 per Class A Share, subject to certain adjustments, and with an expiration of November 21, 2028; (iii) the Bridge Warrants issued to JMCM Holdings, LLC (“JMCM”), one of the Initial Investors, on November 13, 2023, were exchanged for Company Warrants to purchase up to 1,082,921 Class A Shares in exchange for the payment by the holder to the Company of $0.027 million as additional consideration for the Company Warrants that are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments, and with an expiration of November 13, 2028; and (iv) the Bridge Warrants were exchanged for Company Warrants for no additional consideration and were immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments, and with an expiration of November 6, 2028. The Original Warrants that JMCM purchased from the Original Investor were unaffected. Upon closing of the Subsequent Financing, the Company had outstanding approximately $17.8 million aggregate principal amount of the Convertible Notes and Company Warrants to purchase up to 7,696,627 shares of Class A Common Stock, at an exercise price of $0.808, subject to certain adjustments. The Original Warrant for the purchase of up to 1,500,000 shares of Class A Common Stock was not affected by the Subsequent Financing Agreement. See Note 7 — Long-Term Debt and Warrants in the consolidated financial statements located in Item 8. Financial Statements and Supplementary Data to this Annual Report for information about the fair value of the Convertible Notes and Company Warrants as of December 31, 2023.

Since November 21, 2023, the Company has closed on subsequent financings under the Subsequent Financing Agreement (as further amended or modified on January 19, 2024, January 31, 2024, February 26, 2024, March 7, 2024 and April 10, 2024) on January 19, 2024, February 26, 2024, March 5, 2024, March 7, 2024, March 8, 2024, and March 15, 2024. As of April 10, 2024, the aggregate principal amount of all outstanding Convertible Notes (including any paid-in-kind interest) was approximately $31.8 million and there were Company Warrants and Original Warrants outstanding to purchase 14,823,917 shares of Class A Common Stock at an exercise price of $0.808, subject to certain adjustments, and that expire on dates ranging from August 4, 2028 to March 15, 2029.

On January 1, 2024, Mr. Kemp and Dr. London’s pay reductions were adjusted to the new California minimum wage and voluntarily extended through January 31, 2024. Effective as of February 1, 2024, Mr. Kemp and Dr. London requested their salaries be reinstated (adjusted to reflect the 25% pay reduction applicable to certain senior management that had been implemented on November 16, 2023). This reinstatement was approved by the Compensation Committee of the Board. Subsequently, the Compensation Committee of the Board extended the temporary pay reductions for certain members of the senior management team for whom temporary pay reductions were implemented (including Mr. Kemp and Dr. London) to expire on the earlier of the consummation of the Merger or June 30, 2024.

In February 2024, facing a dire cash shortage, the Company adjusted certain payment milestones with its customers to provide approximately $3.78 million in contractual prepayments from certain customers. In some cases, the Company granted springing business continuity licenses in connection with such prepayments. On March 6, 2024, the Company entered into a royalty-bearing license agreement with AST & Science, LLC to manufacture a specified number of Astra Spacecraft Engines® (the “Manufacturing License”). See Note 15 — Subsequent Events to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data to this Annual Report for information about the Manufacturing License.

On March 7, 2024, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation (the “Surviving Corporation”) of the Merger and a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by the Company’s founders, Chris C. Kemp, the Company’s chief executive officer, chairman and a director, and Dr. Adam P. London, the Company’s chief technology officer and a director (collectively, including their immediate family members and certain trusts or other entities in which either Mr. Kemp or Dr. London or their immediate family members hold voting, proprietary, equity or other financial interests, the “Specified Stockholders” and collectively with Parent and Merger Sub the “Parent Entities”).

At various points during the second half of 2023 and thus far in 2024, the Company has considered and even begun preparations to file for voluntary relief under either Chapter 11 or Chapter 7 of the Bankruptcy Code because the Company faced an inability to fund its ongoing operations. The Company entered into the Merger Agreement as the only actionable alternative to the filing of a petition for voluntary relief under Chapter 7 of the Bankruptcy Code, in which case all of the assets of the Company would have been liquidated and the stockholders would have received no value for their shares of Class A Common Stock. See Merger Agreement in this Item 1. Business immediately below, Item 1A. Risk Factors — Risks related to the Merger Agreement and Item 7. Management Discussion and Analysis — Liquidity and Cash Resources.

Merger Agreement

As introduced above, on March 7, 2024, we entered into the Merger Agreement with Parent and Merger Sub. Upon the terms and subject to the conditions provided in the Merger Agreement, and in accordance with the Delaware General Corporation Law (the “DGCL”), at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into us, with us continuing as the surviving corporation. As a result of the Merger, we will cease to be a publicly traded company.

Effect of the Merger

At the Effective Time, by virtue of the occurrence of the Merger, the following will occur:

•

each share of Class A Common Stock or Class B Common Stock (each a “Common Share”) that is owned by us as treasury shares and each Common Share that is owned by any of our direct or indirect wholly owned subsidiary, or by Parent, Merger Sub, or any direct or indirect wholly owned subsidiary of Parent or Merger Sub, in each case, issued and outstanding immediately prior to the Effective Time, will automatically be canceled without payment of any consideration therefor and cease to exist (the “Canceled Common Shares”);

•

each share of Class A Common Stock (each a “Class A Share”) for which the holder thereof did not consent or vote in favor of the Merger Agreement and is entitled to and properly demands appraisal pursuant to the DGCL, and does not withdraw or otherwise lose the right to appraisal pursuant to the DGCL, will automatically be canceled (subject to the appraisal rights of such holders) (such Common Shares, the “Dissenting Shares”);

•

each (i) Class A Share and (ii) Class A Share subject to a Director RSU Award (as defined below) that has fully vested as of the Effective Time, that is issued and outstanding immediately prior to the Effective Time and held by Parent or its affiliates, including the Specified Stockholders (which constitute Mr. Kemp, Dr. London and their immediate family members and certain trusts or other entities in which either Mr. Kemp or Dr. London or their immediate family members hold voting, proprietary, equity or other financial interests) and certain other holders of Class A Shares (the “Rollover

Shares”), as of immediately prior to the Effective Time as a result of having been acquired by Parent or its affiliates pursuant to a rollover agreement in a form mutually acceptable to Parent and the Company (each, a “Rollover Agreement”) or in connection with the funding of a capital commitment set forth in an Equity Commitment Letter (as defined below), will be canceled and cease to exist (the “Rollover”); provided that the Rollover will be permitted only if no Class B Shares are issued and outstanding;

•

each Class A Share (other than (i) the Rollover Shares, (ii) any Canceled Common Shares and (iii) any applicable Dissenting Shares) issued and outstanding immediately prior to the Effective Time (such Class A Shares, the “Converted Shares”):

•	will automatically be canceled and converted into the right to receive $0.50 per share in cash, without interest (the “Merger Consideration”);

•	will no longer be outstanding and cease to exist;

•

each certificate formerly representing any such shares (each, a “Certificate”) or the applicable number of uncertificated shares represented by book-entry (each, a “Book-Entry Share”) will thereafter represent only the right to receive the Merger Consideration in accordance with the Merger Agreement; and

•

each share of common stock of Merger Sub (each, a “Merger Sub Share”) issued and outstanding immediately prior to the Effective Time will automatically be converted into and become one authorized, validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of the surviving corporation (each, a “Surviving Company Common Share”).

Segregated Account

Following the execution of the Merger Agreement, and pursuant to the terms of the Merger Agreement, the Company (i) deposited into a segregated bank account of Astra Space Operations LLC (the “Segregated Account”) an amount in cash equal to $3.5 million (the “Segregated Funds”), and (ii) is working as promptly as reasonably practicable to (x) withdraw all funds held in the Segregated Account other than the Segregated Funds and (y) suspend any automatic withdrawal arrangements applicable to the Segregated Account. The Segregated Account is not permitted to contain any funds other than the Segregated Funds, and the Segregated Funds will be managed by the Company at the reasonable direction of the Special Committee of the Board of Directors acting in accordance with its fiduciary duties. The Segregated Funds will be held in the Segregated Account free and clear of any liens of the collateral agent of the holders of the Convertible Notes (as defined below). Pursuant to its agreement with the holders of the Convertible Notes, the Company may only use funds in the Segregated Account for certain enumerated purposes as the Special Committee may direct the Company, which include, among other things, payroll expenses, employee health and benefit expenses, rent and utilities, directors’ and officers’ liability insurance and bankruptcy work (such purposes, the “Permitted Purposes”). The Limited Waiver and Consent to Senior Secured Convertible Notes and Common Stock Purchase Warrant and Reaffirmation of Transaction Documents, dated as of March 7, 2024 (the “Limited Waiver and Consent”), among the Company, each of the subsidiaries of the Company and the Investors party thereto further limits when the Special Committee may use the Segregated Funds for bankruptcy work. The Special Committee has since directed the Company to purchase an extended discovery period policy for Directors and Officers insurance. Following that purchase, the amount in the Segregated Account is approximately $2.56 million.

Effect on Convertible Notes, the Original Warrants, Company Warrants and Shareintel Warrants

All outstanding Convertible Notes will, immediately after the Merger becomes effective, be converted into shares of Series A preferred stock, par value $0.0001 per share, of Parent (the “Parent Series A Preferred Stock”) in accordance with a noteholder conversion agreement, by and among Parent, Merger Sub, and each holder of Convertible Notes (the “Noteholder Conversion Agreement”).

The Original Warrants and Company Warrants will, immediately after the Merger becomes effective, be exchanged for warrants to purchase Parent Series A Preferred Stock in accordance with a warrant exchange agreement, by and among Parent, Merger Sub, and each holder of Company Warrants (the “Warrant Exchange Agreement”).

Pursuant to the Purchase Agreement, holders of the Convertible Notes have, as applicable, and among other things, on the terms and subject to the conditions set forth therein, (i) consented to the execution of the Merger Agreement and the consummation of the Merger in accordance with the terms of the Merger Agreement; (ii) agreed that the filing with the SEC by one or more of the holders of the Convertible Notes and the Company Warrants, as applicable, together with one or more other persons indicating that a “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”) has been formed which is the direct or indirect “beneficial owner” of more than 50% of the Company’s then-outstanding Common Shares in connection with the Merger will not trigger a fundamental change or fundamental transaction under the Convertible Notes or the Company Warrants; and (iii) agreed that neither the Segregated Account nor the funds credited therein will constitute collateral that secures the Convertible Notes, and permitted the Company to fund and maintain the Segregated Funds in the Segregated Account and that funds in the Segregated Account could not, subject to a limited exception, exceed $3.5 million (such amount, as it may be reduced from time to time on a dollar for dollar basis by any amounts withdrawn from the Segregated Account at the direction of the Special Committee in accordance with the terms of the Merger Agreement, the “Minimum Cash Amount”) to be used exclusively for the Permitted Purposes. As of the date hereof, the Minimum Cash Amount is approximately $2.56 million.

All outstanding warrants to purchase Class A Shares, dated February 3, 2023 (the “Shareintel Warrants”), will automatically be canceled and converted into the right to receive an amount in cash equal to the product of (i) the number of Class A Shares issuable upon exercise of the Shareintel Warrants immediately prior to the Effective Time by (ii) the amount, if any, by which the Merger Consideration exceeds the per share exercise price of the Shareintel Warrants.

Effect on Stock Options and Restricted Stock Units

Pursuant to the Merger Agreement, at the Effective Time, each outstanding option to purchase Class A Shares (each, a “Company Option”) other than a Company Option with an exercise price equal to or greater than the Merger Consideration (an “Underwater Option”), that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be assumed by Parent and converted into an option (the “Converted Options”) to purchase shares of class A common stock, par value $0.0001 per share, of Parent (the “Parent Class A Shares”). The Converted Options will continue to be subject to substantially the same terms and conditions as were applicable to such Company Options immediately prior to the Effective Time, except that (i) each Converted Option will be exercisable for that number of Parent Class A Shares equal to the number of Class A Shares subject to such option immediately prior to the Effective Time and (ii) the per share exercise price for each Parent Class A Share issuable upon exercise of a Converted Option will be equal to the exercise price per share of Class A Shares of such option immediately before the Effective Time. Each Underwater Option will be canceled for no consideration at the Effective Time. As of April 10, 2024, all Company Options were Underwater Options.

In addition, at the Effective Time, each outstanding restricted stock unit with respect to Class A Shares (a “Company RSU Award” and collectively with the Company Options, the “Company Equity Awards”) held by any of our directors who is not an employee of the Company (a “Director RSU Award”) will be accelerated in full. At the Effective Time, each Company RSU Award that has vested in accordance with its terms, or so accelerated in the case of Director RSU Awards (except for Rollover Shares that are issued upon acceleration of Director RSU Awards) will be canceled and will only entitle the holder of such Company RSU Award to receive (without interest) an amount in cash equal to (i) the number of Class A Shares subject to such Company RSU Award immediately prior to the Effective Time multiplied by (ii) the Merger Consideration. At the Effective Time, each Company RSU Award that has not vested in accordance with its terms or so accelerated will be canceled for no consideration.

Approval of the Merger Agreement

The execution and delivery of the Merger Agreement, subject to the requisite stockholder approval, was recommended by the Special Committee to the Board on March 5, 2024. On March 5, 2024, the Board, with Mr. Kemp, Dr. London and Mr. Stanford abstaining, approved the execution and delivery of the Merger Agreement and recommended the adoption of the Merger Agreement and the Merger to the stockholders of the Company. On March 7, 2024, following the execution of the Merger Agreement, Mr. Kemp and Dr. London, who on such date beneficially owned Common Shares representing approximately 66.3% of the total voting power of the outstanding Common Shares, executed and delivered to the Company a written consent adopting the Merger Agreement and approving the Merger (the “Written Consent”). No further action by any other Company stockholder is required under applicable law or the Merger Agreement (or otherwise) in connection with the adoption of the Merger Agreement.

Closing Conditions

The respective obligations of the Company, Parent and Merger Sub to effect the Merger are subject to the satisfaction (or written waiver by the Company and Parent, if permissible under applicable law) at or prior to the closing, of the certain closing conditions, and there can be no certainty that those conditions will be satisfied. See Item 1A. Risk Factors — Risks related to the Merger Agreement for more information.

Termination Rights

The Merger Agreement contains certain termination rights for the Company and Parent, including (i) the right of either party to terminate the Merger Agreement if the Merger is not consummated on or before September 6, 2024 (the “Initial Outside Date”); provided, that Parent shall have the right to extend the Initial Outside Date by one week for each $1.5 million of cash that Parent or Merger Sub provide, or cause to be provided, to the Company (on such terms and conditions as the parties may agree upon in good faith) prior to the termination of the Merger Agreement; and (ii) the right of the Company (upon approval of the Special Committee) if, at any time, the Company’s Cash on Hand (as defined in the Merger Agreement) (including any amounts held pursuant to escrow arrangements or in the Segregated Account) shall be less than $3.5 million; provided that any amounts withdrawn from the Segregated Account at the direction of the Special Committee in accordance with the terms of the Merger Agreement (other than during the Cure Period (as defined below)) shall be deemed to reduce this minimum threshold amount on a dollar for dollar basis (such amount as it may be reduced from time to time, the “Minimum Cash Amount”), which Minimum Cash Amount is, as of the date hereof, approximately $2.56 million; provided further that the Company shall not be able to terminate the Merger Agreement in accordance with this clause (ii) unless (A) the Company delivers to Parent a written notice advising Parent that the Company Board (acting on the recommendation of the Special Committee) or the Special Committee has determined in good faith, after consultation with, and taking into account the advice of, its financial advisor and outside legal counsel, that (1) a Cash Shortfall (as defined in the Merger Agreement) is expected to occur within three business days and (2) absent a cure of such Cash Shortfall, the failure to initiate proceedings for seeking relief under the United States Bankruptcy Code would be inconsistent with the directors’ fiduciary duties under applicable laws, (B) such Cash Shortfall shall not have been cured within three business days of receipt of such notice (it being understood that (1) curing such Cash Shortfall shall require the replenishment of any Segregated Funds drawn upon during such three business day period for ordinary course business expenses incurred during such period (which, for the avoidance of doubt, shall not include amounts incurred for any Bankruptcy Preparatory Work (as defined in the Merger Agreement)) with funds that are free and clear of any liens to the same extent as contemplated by Section 2.08 of the Merger Agreement with respect to the original Segregated Funds and (2) for purposes of calculating such three business day period, the first business day will be the first business day after the date of delivery of such notice (the “Cure Period”) or Parent shall have advised the Company in writing that it will not seek to cure such Cash Shortfall and (C) upon such termination, the Company authorizes the initiation of proceedings for seeking relief under the United States Bankruptcy Code. The Merger Agreement also provided that the Company would be required to pay Parent a termination fee of $250,000 under certain specified circumstances prior to delivery of the Stockholder Consent. The Stockholder Consent was delivered to the Company within 24 hours following the execution of the Merger Agreement, and as a result, the termination fee is no longer applicable. The Merger Agreement also provides a termination right for (i) Parent if, prior to the delivery of the Written Consent, an adverse recommendation change occurred, and (ii) the Company (A) if the duly executed Written Consent is not received by the Company within 24 hours of signing the Merger Agreement or (B) prior to the delivery of the Written Consent, in connection with entering into an agreement relating to any alternative acquisition proposal, if prior to or concurrently with such termination, the Company pays or causes to be paid a termination fee. These termination rights are no longer exercisable because the Written Consent was delivered to the Company following the execution of the Merger Agreement.

Equity and Debt Commitment Letters

Pursuant to equity commitment letters with Parent and Merger Sub, dated March 7, 2024 (collectively, the “Equity Commitment Letters”), Mr. Kemp, Dr. London, ACME II, Astera Institute (“Astera”), Eagle Creek Capital, LLC (“Eagle Creek”), JW 16 LLC (“JW 16”), and RBH Ventures Astra SPV, LLC (“RBH” and, collectively with Mr. Kemp, Dr. London, ACME II, Astera, Eagle Creek, and JW 16, the “Equity Commitment Parties” and each an “Equity Commitment Party”) have severally agreed to provide equity financing to Parent in the amounts specified in their respective Equity Commitment Letters, for a total aggregate value of approximately $28.8 million, on the terms and subject to the conditions contained in the Equity Commitment Letter. The Equity Commitment Parties’ commitments may be satisfied, in each of their sole discretion, by (i) a cash contribution to Parent, (ii) a contribution to Parent of Class A Shares held by such Equity Commitment Party, or (iii) a combination of the foregoing. For purposes of determining the value of an Equity Commitment Party’s contribution pursuant to the foregoing clauses (ii) and (iii), each Class A Share contributed by an Equity Commitment Party will be ascribed a value equal to the Merger Consideration.

In addition, RBH has also agreed in its Equity Commitment Letter to provide interim debt financing to the Company in the amount of $1,500,000, and MH Orbit, LLC (“MH Orbit”) may, pursuant to a debt commitment letter, dated March 7, 2024, provide debt financing to the Company in the amount of $1.0 million, in each case, by no later than April 15, 2024, for the purposes of financing cash shortfalls at the Company during the period between the signing of the Merger Agreement and the consummation of the Merger. Any interim debt financing is expected to be effected by the Company’s issuance of Convertible Notes and Company Warrants, provided however that any offer and sale of any notes and warrants pursuant to the Purchase Agreement after March 7, 2024, requires the consent of holders of a majority in interest of the Convertible Notes or Warrants, as applicable, then outstanding. The amount of any interim debt financing provided to the Company by RBH or MH Orbit will reduce the value of the equity commitments provided for in the Equity Commitment Letters of RBH and JW, respectively. Further, in addition to RBH and MH Orbit, any other Equity Commitment Party may provide interim financing to the Company to finance cash shortfalls at the Company during the period between the signing of the Merger Agreement and the consummation of the Merger. Any such interim financing provided by an Equity Commitment Party will also reduce the value of the equity commitments provided for in such party’s Equity Commitment Letter.

In addition to the Equity Commitment Letters, pursuant to a debt commitment letter with Parent, dated March 6, 2024 (the “AST Debt Commitment Letter”), AST & Science, LLC (“AST”) has agreed to purchase from Parent one or more notes in an aggregate principal amount of $2.5 million for a purchase price of 100% of the principal amount thereof, on the terms and subject to the conditions contained in the AST Debt Commitment Letter (including that the Merger shall have closed substantially concurrent with such purchase).

The Merger Agreement and the above description of the Merger Agreement have been included to provide investors with information regarding the terms of the Merger Agreement. It is not intended to provide any other factual information about the Company, Parent or their respective subsidiaries or affiliates or any party who has entered into an Equity Commitment Letter or agreed to provide interim debt financing. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement and may be subject to limitations agreed upon by the parties in connection with negotiating the terms of the Merger Agreement, including being qualified by confidential disclosures made by each party for the purposes of allocating contractual risk between the parties. In addition, certain representations and warranties may be subject to a contractual standard of materiality different from those generally applicable to investors and may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. Information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company. The Merger

Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the parties that is or will be contained in, or incorporated by reference into, the preliminary Information Statement filed on April 8, 2024, the definitive Information Statement to be filed by the Company in connection with the Merger, the transaction statement on Schedule 13E-3 filed by the Company on April 8, 2023, Parent and certain other persons in connection with the Merger, this Annual Report, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K and other documents that the parties will file with the SEC. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company, Parent or any of their respective subsidiaries, affiliates or businesses. The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is incorporated by reference in this Annual Report as Exhibit 2.1.

Strategy Overview

Since our inception, we have taken a long-term view on the growth of the commercial space industry. In 2023, we saw global launch rate increase by almost 20%, the number of satellites launched increased by 23%, and the overall space economy was expected to be valued at $518 billion. This long-term focus has guided our strategy, product roadmaps and investments. Our strategy to be the leading provider of Launch Services and Space Products required long-term investments in our rocket and space products production facilities in 2022 and 2023, which guided our decision to raise capital through our business combination in 2021. In 2023, we began qualification of Rocket 4 subassemblies and production of Astra Spacecraft Engines® on the new production lines built out between 2022 and 2023. On August 4, 2023 we reallocated 50 employees from our launch services division to our space products division to focus additional resources on serving contractual commitments in our Space Products business in the near term and leverage the growth opportunities in Space Products given customer interest in Astra Spacecraft Engine®, while we continue to develop our Launch System 2.

Customers

As of December 31, 2023, we have signed contracts for both our Launch Services and Space Products businesses. Our customers primarily include satellite operators, satellite manufacturers and government agencies. We expect a portion of our pipeline to continue to convert into new contracts for Launch Services and Space Products; provided that a portion of this pipeline may not convert if we do not achieve certain milestones or if we are unable to manage the demand for our products and services from a production and delivery perspective. See Risk Factors – “We are currently only delivering one Space Product, the Astra Spacecraft Engine® propulsion system, and have only conducted two launches that successfully reached orbit. Any setbacks occurring in the performance of our Astra Spacecraft Engines® or launch systems could have a material adverse effect on our business, financial condition, and operations, could harm our reputation and could affect current and future business opportunities” for more information about these risks.

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

Our Space Products business is more focused on scaling up of our new production facility, though some R&D activities may continue, to further improve the current products, develop and potentially introduce other versions of the Astra Spacecraft Engine®.

General and Administrative

We manufacture and assemble nearly all of our products in house, and as a result rely on a number of supplier partnerships for components and raw materials for the launch system and spacecraft engines. We obtain these components in accordance with internal quality and traceability policies to ensure that our products can meet our and our customers' rigorous reliability requirements. Our design team goes to great effort to ensure that our components and assemblies are designed with simple, short lead time and commodity-based supply chains whenever possible. We enter into long-term supplier contracts for those components that are critical to function or have a limited supply base in order to protect our ability to scale production. We have two manufacturing facilities and two test facilities, totaling over 300,000 square feet where engineering and manufacturing are co-located with their respective products. Each facility is maintained under a long-term lease and is designed with scaled operations in mind. Please refer to Item 2. Properties below for more details.

Our headquarters is located in Alameda, CA and is where we conduct rocket and launcher assembly and tests, as well as machining and metal forming operations for all products. We have a second facility in Sunnyvale, CA focused on the development and manufacturing of our Space Products business. Additionally, in the past we utilized two primary spaceports with access to a third to support Launch missions.

Human Capital

Our employees are the cornerstone to our success. As of December 31, 2023, we had 193 full-time employees. Our workforce is primarily based in the San Francisco Bay Area. Before joining our company, many of our employees had experience working for a wide variety of highly reputed commercial aviation, aerospace, high-technology and world-recognized organizations.

Our human capital management strategy includes identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants. The principal purposes of our cash and equity incentive plans are to attract, retain and reward personnel through the granting of cash-based and stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Our management team is comprised of our chief executive officer and eight direct reports who, collectively, have management responsibility for our business. Our management team places significant focus and attention on matters concerning our human capital assets, particularly our diversity, capability development and succession planning. Accordingly, we regularly review employee development and succession plans for each of our functions to identify and develop our pipeline of talent. Across our broader population, approximately 18% of full-time employees are women and 23% belong to historically underrepresented groups. We are also investing in the infrastructure needed for continuous professional development, feedback, performance management, and other aspects of a healthy, growth-oriented and high-performing work culture and to support our current staffing model.

Regulatory

Federal Aviation Administration (“FAA”)

In order to conduct a launch, we must obtain a commercial space transportation license from the FAA. On August 18, 2021, the FAA granted a commercial space transportation license to us, allowing us to conduct flights of our launch vehicle (Rocket v3.0) from Pacific Spaceport Complex in Kodiak, Alaska to deliver customer payloads to LEO. This license is effective for launches on Rocket v3.0 through March 9, 2026. In addition, on February 4, 2022, the FAA granted us what we believe is the first commercial space transportation license under Part 450, allowing for flights of our launch vehicle (Rocket v3.3) from Cape Canaveral Space Force Station in Cape Canaveral, Florida, to deliver customer payloads into LEO. We plan to seek similar licenses prior to the launch of Rocket 4.

If there is a mishap during a launch, the FAA will require us to open an investigation into the mishap and we will not be able to launch until the investigation is closed, or the FAA has made a favorable public safety determination. For example, the FAA concluded its mishap investigation into our LV0010 flight.

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

The FCC recently enacted a new set of licensing guidelines for small satellites and related systems that may apply to future Astra launch vehicles or satellites manufactured by Astra. As a result, we may face a transition in license types from Special Temporary Authorization (“STA”) to the small satellite licensing guidelines. Additionally, the FCC is currently considering additional rules which could change the operational, technical and financial requirements for commercial space operators subject to U.S. jurisdiction. If these proposed rules become final, they could change system design, and we may incur additional financial costs in order to comply with or secure new Astra spectrum licensure.

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

The inability to secure and maintain other necessary export authorizations could negatively impact our ability to compete successfully or to operate our spaceflight business as planned. For example, if we were unable to obtain or maintain our licenses to export certain spacecraft hardware, we would be effectively prohibited from launching our vehicles from certain non-U.S. locations, which would limit the number of launch providers we could use. In addition, if we were unable to obtain a Department of State Technical Assistance Agreement to export certain launch provider related services, we would experience difficulties or even be unable to perform integration activities necessary to safely our transfer vehicles to non-U.S. launch vehicles. In both cases, these restrictions could lead to higher launch costs which may have a material adverse impact on our results of operations. Similarly, if we were unable to secure effective export licensure to authorize the full scope of activity with a foreign partner or supplier, we may need to implement design changes to our spacecraft or updates to our supplier chain, which may increase costs or result in delays in vehicle launch schedules.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and our preliminary information statement on Schedule 14C filed pursuant to Section 14(c) of the Securities Exchange Act of 1934 are available free of charge through the website of the U.S. Securities and Exchange Commission (the “SEC”), www.sec.gov, and through our website, https://www.astra.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also routinely post press releases, presentations, webcasts, sustainability reports and other information regarding the Company on its website. The information posted on our website is not a part of this report.

ITEM 1A. RISK FACTORS.

Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A Common Stock. Many of the following risks and uncertainties are affected by instability in the banking industry, the geographical conflict in the Ukraine with Russia and in Israel, and any worsening of the global business and economic environment as a result. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of the Company. Readers should carefully consider the following risk factors in addition to the other information included in this filing and our other filings with the SEC. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements in this Annual Report.

Summary of Risk Factors

A summary of the material risks affecting our business, operations and financial results include the following:

Risk Factors Relating to Our Operations and Business

•
Our losses from operations and liquidity condition raise substantial doubt about our ability to continue as a going concern. As a result, there is significant risk in the investment in shares of our Class A Common Stock and you may lose all or part of your investment.
•
We have incurred significant losses since inception and we may not be able to achieve or maintain profitability. Our current financial condition is precarious and we are at risk of insolvency.
•
We require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all and we may use these proceeds from future financing transactions in ways with which you may not agree.
•
We currently fail to satisfy certain continued listing requirements of the National Association of Securities Dealers Automated Quotations (“Nasdaq”) Global Select Market, have failed to satisfy certain of these requirements in the past and could fail to satisfy those requirements again in the future, which could result in the delisting of our Class A common stock.
•
We are currently only delivering two Space Products, the Astra Spacecraft Engine® propulsion system and the Astra Spacecraft Propulsion Kit and have only conducted two launches that successfully reached low-earth orbit. Any setbacks occurring in the future performance of our Astra Spacecraft Engines® or launch systems could have a material adverse effect on our business, financial condition, and operations, could harm our reputation and could affect current and future business opportunities.
•
If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, or if we are unable to manufacture our launch vehicles or Space Products at a quantity and quality that our customers demand, our ability to grow our business may suffer.

•
The success of our business will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues and we may fail to do so. Our financial condition has impeded our ability to meet our contractual obligations and our customers have a variety of remedies under our contracts, including the right to terminate for convenience and seek refunds or other damages. Our prospects and operations may be adversely affected by changes in demand for space products or launch services.
•
The market for commercial Launch Services for small LEO satellites is still emerging, the market is shifting, and the market may not achieve the growth potential we expect. Our own growth relies on our ability to add new launch sites, which could be delayed by business or regulatory challenges.
•
We have been focused on developing launch capabilities and services since 2017 and space products since 2021, and we have paused our commercial launch activities while we develop a new launch system. This limited operating history makes it difficult to evaluate Astra’s future prospects and the risks and challenges it may encounter.
•
We expect to face intense competition in the commercial space market and other industries in which we may operate.
•
Our ability to grow our business depends on the successful development of our launch systems, space products and related technology, which is subject to many uncertainties, some of which are beyond our control.
•
We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting, developing and retaining highly qualified personnel or are unable to attract and retain qualified new hires, our business and operations will be adversely affected.
•
Adverse publicity stemming from any incident involving us, our competitors, or our customers could have a material adverse effect on our business, financial condition and results of operations.
•
We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs, and the failure of third-party suppliers could adversely affect our business. Our financial condition has affected our ability to obtain certain raw materials and supplied components.
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
•
We routinely conduct hazardous operations in manufacturing, test, and launch of our launch systems, space products and various subsystems, which could result in damage to property or persons. Unsatisfactory performance or failure of our manufacturing process, launch systems, space products, and related technology could have a material adverse effect on our business, financial condition and results of operations.
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
•
Many of our contracts are government contracts or issued under government contracts. The inability to comply with government contracts or meet eligibility requirements may result in financial liabilities, failure to receive security clearance certifications, and loss of current and future business.
•
If we commercialize outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.

•
We may experience difficulties or disruptions in integrating the operations of acquired companies into our business, or entering into any partnerships or joint ventures, and in realizing the expected benefits of these transactions.
•
If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights. We have granted licenses in our intellectual property to certain customers, which creates an additional risk of unauthorized use or disclosure of our intellectual property.
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

Risk Factors Relating to Our Debt and Other Financing Activities

•
The future issuance of equity or of debt securities that are convertible into equity will dilute our share capital.
•
Our ability to make scheduled payments on or to refinance our existing indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. We may incur additional debt or take other actions which would intensify the risks we face from indebtedness.
•
We are subject to certain covenants set forth in the Convertible Notes. Upon an event of default, including a breach of a covenant, the lenders may accelerate payments and impose default penalties, and we may not be able to make such payments and penalties.
•
The Convertible Notes are convertible into and the Company Warrants and Original Warrants are exercisable for our Class A Common Stock, which, if and when converted or exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Risk Factors Relating to the Merger

•
We have entered into a Merger Agreement and obtained required stockholder consent for the Merger, and there are risks associated with the Merger and our ability to consummate it.
•
The Merger is subject to certain closing conditions that may not occur, and we may run out of money before the closing occurs.
•
The Company does not have sufficient funds to operate until the expected closing of the Merger. If the Company is unable to secure interim financing, it may run out of money before the Merger can be consummated. In addition, the closing of the Merger is dependent on certain investors providing financing at closing consistent with their equity commitments. If one or more of these investors fail to provide their financing at closing, it could delay or prevent the closing of the Merger.

•
The only alternative available to the Company if the Merger does not close may be to file for liquidation under Chapter 7 of the U.S. Bankruptcy Code, meaning that stockholders may receive little or nothing for their shares of our Common Stock.
•
We may face litigation filed against us over the Merger Agreement.

The summary above is qualified in its entirety by the full risk factors below, and readers are encouraged to read and review each of them carefully to gain a full understanding of the risks and uncertainties that may affect our financial performance and ability to achieve our business and strategic goals, including our ability to receive sufficient capital to continue our business operations and consummate the Merger.

Detailed Description of Risk Factors

Risk Factors Relating to Our Operations and Business

Our losses from operations and liquidity condition raise substantial doubt about our ability to continue as a going concern. As a result, there is significant risk in the investment in shares of our Class A Common Stock and you may lose all or part of your investment.

As of December 31, 2023, we had cash and cash equivalents of $3.9 million and have not generated sufficient revenues to enable us to finance our business operations internally. We have incurred significant losses since our inception and had an accumulated deficit of $2.0 billion as of December 31, 2023, and we expect to continue to incur net losses into the future. These conditions raise substantial doubt about our ability to continue as a going concern during the next twelve months. Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations and find additional sources of funding through either equity offerings, debt financings, or a combination of any such transactions.

We continue to pursue financing and expense reduction opportunities, and will explore other plans to mitigate an expected shortfall of capital to support future operations including raising additional funds and managing our working capital. We have obtained funds by accepting prepayments from our customers under our existing contracts, which will have the effect of reducing cash receipts in future periods. We have also received license fees in exchange for selling licenses to manufacture our Astra Spacecraft Engines® to our customers. However, there is no assurance that savings we expect as a result of our headcount reductions will be realized or additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us or whether or when we will become profitable and generate positive operating cash flow.

The Merger Agreement and Convertible Notes restrict our ability to incur additional indebtedness other than through the sale and issuance of Convertible Notes and Company Warrants, and even in that case, without the consent of a majority-in-interest of the holders of the Convertible Notes.

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

We have incurred significant losses since inception and we may not be able to achieve or maintain profitability. Our current financial condition is precarious and we are at risk of insolvency.

We have incurred significant losses since our inception. We incurred net losses of $178.4 million and $411.4 million for the years ended December 31, 2023 and 2022, respectively. While we have generated limited income to date, we paused our commercial launch activities and are still scaling production of our space products in 2024, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to increase over the next several years as we continue delivery of our Astra Spacecraft Engines®, look to restart commercial launch activities in the future, continue to refine and streamline our design and manufacturing processes for our launch vehicles, increase the payload of our rockets, make technical improvements, increase our flight cadence, hire additional employees and continue research and development efforts relating to new products and technologies, including our space services. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

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

Further our ability to receive additional capital by incurring debt or selling our equity is very limited under the terms of the Merger Agreement, which requires that we can only raise capital through the sale and issuance of our Convertible Notes and Company Warrants and, in that case, only with the consent of a majority-in-interest of the holders of the Convertible Notes. The interests of the holders of the Convertible Notes may conflict with ours and it may be difficult for us to obtain sufficient financing.

We currently fail to satisfy certain continued listing requirements of the National Association of Securities Dealers Automated Quotations (“Nasdaq”) Global Select Market, have failed to satisfy certain of these requirements in the past and could fail to satisfy those requirements again in the future, which could result in the delisting of our Class A common stock.

Currently, our Class A common stock trades on the Nasdaq Global Select Market. We are not in compliance with Rule 5450(a)(1) of the listing requirements (the “Minimum Bid Price Requirement”) because as of the date of this Annual Report, our per share closing bid price has been below $1.00 for thirty consecutive trading days. On April 17, 2024, we received a deficiency notice from Nasdaq regarding our failure to meet the Minimum Bid Price Requirement. If we are unable to regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with the other listing standards for Nasdaq, it could result in the delisting of our Class A Common Stock from Nasdaq. Such a delisting would likely have a negative effect on the price of our Class A Common Stock and would impair your ability to sell or purchase our Class A Common Stock when you wish to do so.

While we anticipate delisting following the closing of the Merger, there is no guarantee that the Merger will close. In that case, we will remain a public company with obligations to meet the Nasdaq listing standards and there is no guarantee that we will regain compliance with the Minimum Bid Price Requirement or that we will maintain compliance with other Nasdaq listing standards. We have previously failed to comply with listing standards as a result of our late filing of our Annual Report on Form 10-K for the year ended December 31, 2021 and in connection with a deficiency notice we received from Nasdaq on October 6, 2022, that we were not in compliance with the Minimum Bid Price Requirement, and there can be no assurance that we will not violate these or other Nasdaq listing standards in the future.

We are currently only delivering two Space Products, the Astra Spacecraft Engine® propulsion system and the Astra Spacecraft Propulsion Kit, and have only conducted two launches that successfully reached low earth orbit. Any setbacks occurring in the performance of our Astra Spacecraft Engines® or launch systems could have a material adverse effect on our business, financial condition, and operations, could harm our reputation and could affect current and future business opportunities.

The success of our Space Products business will require us to deliver Astra Spacecraft Engines® and Astra Spacecraft Propulsion Kits to our customers and have those Astra Spacecraft Engines® work nominally when deployed. As of March 31, 2024, we have delivered 34 Astra Spacecraft Engines® to 8 customers, and we believe that 10 of those engines are currently in orbit. Also, as of March 31, 2024, we have delivered one Astra Spacecraft Propulsion Kit to a customer. We continue to attempt to scale production of our Astra Spacecraft Engines® but have incurred program delays and resource constraints.

The success of our launch business will depend on our ability to successfully and regularly deliver customer satellites into orbit. In November 2021, we successfully launched launch vehicle LV0007 to an inclination of 86.0 degrees at an altitude of 500 km and demonstrated orbital placement of test payload. Our data from this launch suggest that we achieve sufficient orbital velocity to successfully inject a satellite into orbit and served as an opportunity to learn from the experience and to make further refinements to the design and manufacturing processes used to construct our launch vehicles and rockets. On February 10, 2022, we launched launch vehicle LV0008. After a nominal first stage flight, the payload fairing did not fully deploy prior to the upper stage ignition due to an electrical issue which, together with a software issue, resulted in the upper stage not reaching orbit and the end of the mission. On March 15, 2022, we successfully launched launch vehicle LV0009 and confirmed our first delivery of 22 customer satellite payloads into Earth orbit. On June 12, 2022, we had a nominal first stage flight of LV0010, however our upper stage shut down early and we did not deliver the payloads into low Earth orbit. At this time, we have limited data and history with which to test our launch vehicles for the successful deployment of a LEO satellite.

Our Astra Spacecraft Engines® continue to undergo customer qualification and ongoing testing, and each customer receives a unique configuration of our product. There is no guarantee that all or any of our Astra Spacecraft Engines® will perform nominally in orbit. Similarly, when we use our new launch system to launch our new rocket design, there is no guarantee that any future launches will be successful, or will successfully deploy customer payloads into orbit. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our engines, launch vehicles and rockets meet rigorous quality and performance goals, there can be no assurance that we will not experience operational, process or quality failures. Any such failures or setbacks could harm our reputation and have a material adverse effect on our business, financial condition and results of operations. In addition, any such failures or setbacks could cause customers to cancel existing contracts, or may cause current and potential customers to not award future business opportunities to us, either of which could have a material adverse effect on our business, financial condition and results of operations.

We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of new launch systems, rockets, space products and related technology. If delays like this arise or recur, if our remediation measures and process changes are not successful or if we experience other issues with design, production or quality failures, there could be a material adverse effect on our business, financial condition and results of operations.

If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, or if we are unable to manufacture our launch vehicles or space products at a quantity and quality that our customers demand, our ability to grow our business may suffer.

The success of our business depends in part on effectively managing and maintaining our commercial Launch Services, Space Products, manufacturing additional launch vehicles and space products, conducting a sufficient number of launches to meet customer demand and providing customers with an experience that meets or exceeds their expectations. Even if we succeed in developing launch vehicles or producing space products consistent with our targeted timelines and customers' expectations, we could thereafter fail to develop the ability to produce these vehicles or products at quantity with a quality management system that ensures that each unit performs as required. Any delay in our ability to produce launch vehicles or space products at the rate our customers require and with a reliable quality management system could have a material adverse effect on our business.

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

The success of our business will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues and we may fail to do so. Our financial condition has impeded our ability to meet our contractual obligations and our customers have a variety of remedies under our contracts, including the right to terminate for convenience and seek refunds or other damages. Our prospects and operations may be adversely affected by changes in demand for space products or launch services.

We expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively produce and deliver Astra Spacecraft Engines®, and to conduct a successful launch of our new launch system. We also expect that our success will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues, for both the Space Products and Launch Services businesses. Our contracted revenues and our estimated pipeline may not fully convert into actual revenues because certain of our customers have the right to terminate their contracts if we do not achieve certain milestones and some have the right to terminate for convenience. We have had difficulty, and in the future may have difficulty, meeting these milestones, including delayed deliveries to many of our Space Products customers. Our launch operations have been paused and we do not know when we will be able to resume future commercial launch operations. For these reasons, it is possible that the future value of our contracted revenues may be significantly lower than our current estimates.

Our financial condition and lack of resources has further impeded our ability to meet our contractual obligations and has eroded customer trust in our ability to deliver and has hindered our ability to win new business and secure additional orders from new or existing customers. If any of our significant customer contracts are terminated and not replaced, our results of operations may differ materially and adversely from those anticipated. As a result, we may not receive revenue from these orders, and any contracted revenue we report may not be indicative of our future actual revenue.

In addition, we are subject to a variety of contract-related risks. Some of our existing customer contracts, including those with the government, include provisions allowing the customers to terminate their contracts for convenience, with a termination penalty for at least the amounts already paid, or to terminate the contracts for cause (for example, if we do not achieve certain milestones on a timely basis). Customers that terminate such contracts may also be entitled to a pro rata refund of the amount of the customer’s deposit. Our contracts with government customers often contain provisions with additional rights and remedies favorable to such customers that are not typically found in commercial contracts. In addition, some of our customers are pre-revenue startups or otherwise not fully established companies, which exposes us to a degree of counterparty credit risk.

Because our offerings are currently concentrated on commercial launch services and space products, we are vulnerable to changes in consumer preferences or other market changes. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for launch services and space products. There could be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased consumer confidence, decreased discretionary spending and reduced customer or governmental demand or funding for space products and services generally, which could have a material adverse effect on our business, financial condition and results of operations.

The market for commercial Launch Services for small LEO satellites is still emerging, the market is shifting, and the market may not achieve the growth potential we expect. Our own growth relies on our ability to add new launch sites, which could be delayed by business or regulatory challenges.

The market for in-space infrastructure services, in particular, commercial Launch Services for small LEO satellites, has not been well established and is still emerging and shifting, with many players acting as customers, prime contractors, or acquirers, or target of acquisitions. Our estimates for the total addressable launch market and satellite market are based on a number of internal and third-party estimates, including our contracted revenue, the number of potential customers who have expressed interest in our Launch Services, assumed prices and production costs for our launch vehicles, assumed flight cadence, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable at this date and time, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the potential customers, annual total addressable market for our services, as well as the expected growth rate for the total addressable market for our services, may prove to be incorrect. Further should any of our customers be acquired by one of our competitors that could impact our future revenue and prospects as those customers may decide not to continue to purchase our Launch Services.

In addition, part of our strategy involves increasing our launch capability at some point in the future. Our ability to achieve frequent launch capability will depend on our ability to add new launch sites. We have operated or currently operate launch sites at the Pacific Spaceport Complex in Kodiak, Alaska, and Cape Canaveral Space Force Station in Cape Canaveral, Florida, and we expect, after successful flights of our Launch System 2, to enter into a variety of arrangements to secure additional launch sites in the United States and outside the United States. We have in the past and may in the future experience delays in our efforts to secure additional launch sites around the globe. Regulatory challenges or our inability to timely secure the necessary permissions to establish these launch sites could delay our ability to achieve our target launch cadence and could adversely affect our business.

We have been focused on developing launch capabilities and services since 2017 and space products since 2021, and we have paused our commercial launch activities while we develop a new launch system. This limited operating history makes it difficult to evaluate Astra’s future prospects and the risks and challenges it may encounter.

Because we have limited historical financial data and operate in a rapidly evolving market, any predictions about its future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

We have currently paused our commercial launch activity while we develop Launch System 2, which is intended to increase the maximum payload capacity of our launch vehicle to meet customer needs and demands and make us a more compelling alternative for LEO constellation deployment and satellite replenishment. We may not be successful in our efforts to make improvements to our rocket or launch system. If we fail to successfully inject payloads into orbit with our new rocket and launch system, our business, financial condition and results of operations could be materially and adversely impacted.

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

We face intense competition in the commercial space market and amongst our competitors. Currently, our primary competitors to our Astra Spacecraft Engine® product are Busek, Exoterra, and Orbion, among others. Our primary competitors in the commercial launch market are SpaceX, RocketLab, United Launch Alliance, Firefly and Arianespace. In addition, we are aware of a significant number of entities actively engaged in developing commercial launch capabilities for small and medium sized payloads. Such US-based entities include Relativity, ABL Space Systems, and Stoke Space, among others, and there are numerous internationally based entities engaged in similar development efforts as well.

Many of our current and potential competitors are larger and have substantially greater financial or other resources than we currently have or expect to have in the future, and thus may be better positioned to exploit the market need for spacecraft propulsion systems and launch services for small payloads with targeted orbital delivery, which is the current focus of our launch business. They may also be able to devote greater resources to the development of their current and future technologies, which could overlap with our technologies, or the promotion and sale of their products and services. Our competitors could offer products and services at lower prices, which could undercut our business strategy and potential competitive edge. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings relative to ours, and may reduce the size of our addressable market. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.

We believe our ability to compete successfully as a commercial provider of launch services and space products does and will depend on number of factors, which may change in the future due to increased competition, including the price of our products and services, consumer satisfaction for the experiences we offer, and the frequency and availability of our products and services. If we encounter difficulties in scaling our production capabilities, if we fail to develop and successfully commercialize our launch systems, rockets, space products and related technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.

Our ability to grow our business depends on the successful development of our launch systems, space products and related technology, which is subject to many uncertainties, some of which are beyond our control.

Our current primary research and development objectives focus on the development of our existing and future space products, and the development of our new launch system, along with related technology. If we do not complete this development in our anticipated timeframe, or at all, our ability to grow, operate and finance our business will be adversely affected. The successful development of our launch system, space products and related technology involves many uncertainties, some of which are beyond our control.

Future geopolitical, economic, environmental, social or health crises, have had and in the future may have significant impacts on us, our customers, suppliers, the commercial space industry and the global economy. Examples of these disruptions, past and present, include the COVID-19 pandemic, ongoing military action by Russia in Ukraine, the conflict in Israel and the failure of Silicon Valley Bank. Potential future crises might include instability in the global financial markets or banking industry, heightened unrest in the Middle East, escalating tensions in the South China Sea, or domestic political instability, for example. Disruptions might also be localized to areas in which we operate or their impact could be narrowly focused on our products, services, customers, suppliers or industry.

We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting, developing and retaining highly qualified personnel or are unable to attract and retain qualified new hires, our business and operations will be adversely affected.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, develop and retain a sufficient number of other highly skilled personnel, including engineers, manufacturing and quality assurance, design, finance, marketing, sales and support and finance and accounting personnel. Our senior management team has extensive experience in the aerospace industry, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition and results of operations.

Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. We have experienced significant attrition and turnover in key functional areas due to a variety of factors, particularly the uncertainty surrounding our financial condition. This uncertainty has also hindered our ability to hire replacement personnel. Any inability to attract, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages. The loss of any key employee or our inability to attract, develop and retain these individuals as needed, could have a material adverse effect on our business, financial condition and results of operations.

Adverse publicity stemming from any incident involving us, our competitors, or our customers could have a material adverse effect on our business, financial condition and results of operations.

We are at risk of adverse publicity stemming from any public incident involving our company, our people, or our brand, or our competitors or customers. If our launch vehicles or space products, those of one of our competitors, or satellites of our customers were to be involved in a public incident, accident, or catastrophe, this could create an adverse public perception of launch or manufacturing activities and result in decreased customer demand for launch and space products, which could cause a material adverse effect on our business, financial conditions, and results of operations. Further, if our launch vehicles or rockets were to be involved in a public incident, accident, or catastrophe, we could be exposed to significant reputational harm or potential legal liability. Any reputational harm to our business or industry could cause customers with existing contracts with us to cancel their contracts and could significantly impact our ability to make future sales. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from such incident, adverse media, or accident.

We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs, and the failure of third-party suppliers could adversely affect our business. Our financial condition has affected our ability to obtain certain raw materials and supplied components.

Our ability to manufacture our space products and launch systems is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays or increased costs. Our financial condition has resulted in delays in payment to key suppliers that have affected the terms and availability of raw materials or supplied components, and our limited financial resources have required us to make difficult prioritizations when it comes to purchasing long lead-time items.

In addition, we have in the past and may in the future experience delays in manufacture or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by ITAR and other restrictions on transfer of sensitive technologies. Additionally, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions or delays in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled launches, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

Should we experience delivery delays, non-performance, payment disputes, quality issues or other failures with any of the raw materials or supplied components that we source, it could affect the quality or performance of our own products or services, and could delay or cancel our manufacturing, deliveries or launches. We have in the past experienced, and may in the future experience, operational complications with our contractors and suppliers, including those resulting from our contractors and suppliers’ financial difficulties or for reasons beyond their control The failure of any contractors and suppliers to perform to our expectations could have a material adverse effect on our business, financial condition and results of operations.

Certain future operational facilities will require significant expenditures in capital improvements and operating expenses to develop and foster basic levels of service required by our launch and space services, and the ongoing need to maintain existing operational facilities requires us to expend capital.

We operate out of our headquarters in Alameda, California, which consists of approximately 179,070 square feet leased from the City of Alameda. The campus includes two primary buildings. This includes the Skyhawk Development and Production Facility, with a fully built out machine shop, production facilities, and offices for administrative responsibilities as well as research and development, and the Orion Engine Testing Facility for rocket engine testing, research, and development that was originally constructed by the U.S. Navy for jet engine testing. As part of our growth strategy, we anticipate finishing out additional space in the Skyhawk Development and Production Facility to support the Launch Services offerings, as well as the build out of facilities for our space services offerings. We entered into a long-term lease for the Skyhawk Development and Production Facility that commenced on January 7, 2023 and will continue for a term of approximately five years.

The building out of our Alameda campus and our Sunnyvale facility (where we manufacture our Astra Space Engines®) and the construction of additional launch sites have required significant capital expenditures to develop, and in the future we may be required to make similar expenditures to expand, improve or construct adequate facilities for our Launch Services business. We may also decide to consolidate or relocate certain facilities, as business or financial circumstances may warrant. Over time, our business will require capital expenditures for the maintenance, renovation and improvement of such locations to remain competitive. This creates an ongoing need for capital, and, to the extent we cannot fund capital expenditures from cash flows from operations, we will need to borrow or otherwise obtain funds. If we cannot access the capital we need, we may not be able to execute on our growth strategy, take advantage of future opportunities or respond to competitive or financial pressures. If the costs of funding new or consolidated locations or renovations or enhancements at existing locations exceed budgeted amounts or the time takes longer than anticipated, our business, financial condition and results of operations could be materially adversely affected.

We may in the future invest significant resources in developing new service offerings and exploring the application of our proprietary technologies for other uses and those opportunities may never materialize.

While our primary focus for the foreseeable future will be on scaling production of Astra Spacecraft Engines® and completing development of our new launch system so that we can re-commence commercial launch activities, we may also invest significant resources in developing new technologies, services, products and offerings including space services offerings. However, we may not realize the expected benefits of these investments. These anticipated technologies are unproven and these products or technologies may never materialize or be commercialized in a way that would allow us to generate ancillary revenue streams. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition from our competitors within the commercial launch and satellite industries, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies, which could impact our market share. Even if we were to be successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies.

We routinely conduct hazardous operations in manufacturing, test, and launch of our launch systems, Space Products and various subsystems, which could result in damage to property or persons. Unsatisfactory performance or failure of our manufacturing process, launch systems, Space Products, and related technology could have a material adverse effect on our business, financial condition and results of operations.

We manufacture, test and operate highly sophisticated launch systems and Space Products and we conduct launch activities that depend on complex technology. Although there have been and will continue to be technological advances in spaceflight, our operations remain an inherently hazardous and risky activity. Launch failures, explosions and other accidents during manufacturing or test, on launch or during flight have occurred and will likely occur in the future.

While we have built operational processes to ensure that the design, manufacture, performance and servicing of our launch vehicles, Space Products and related technologies meet rigorous quality standards, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, cyber-attacks or other intentional acts, that could result in potential safety risks. Factors beyond our control could also cause failures or other problems, including weather or the failure of third-party products or services. A failure of one of our Astra Spacecraft Engines® could damage or render inoperable our customers’ satellites. We may experience a total loss of our launch vehicle and our customers’ payloads if there is an accident or failure at launch or during the journey into space. Any such failure, or any other damage or failure, could have a material adverse effect on our results of operations and financial condition or reputation.

For some missions, we or our customers can elect to buy launch insurance, which can reduce our monetary losses from any launch failure, but even in this case we will have losses associated with our inability to test our technology in space and delays with further technology development. Any insurance we or our customers have may not be adequate to cover our or their loss, respectively.

Any actual or perceived safety or reliability issues may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise. Such issues could result in canceled contracts, delaying or cancelling planned launches, increased regulation or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property or other complications could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are subject to many hazards and operational risks inherent to our business, including general business risks, product liability and damage to third parties, our infrastructure or properties that may be caused by fires, floods and other natural disasters, power losses, telecommunications failures, theft or vandalism, terrorist attacks, human errors and similar events. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties.

Moreover, our operations are based in and around our Alameda, California campus, where our machine shop, production facilities, administrative offices, and research and development functions are located. Our Alameda, California campus also houses our facility used for rocket engine testing, research, and development. In addition, we also operate a facility in Sunnyvale, California and launch facilities in Kodiak, Alaska and Cape Canaveral, Florida. Any significant interruption due to any of the above hazards and operational to the manufacturing or operation of our facilities, including from weather conditions, growth constraints, performance by third-party providers (such as electric, utility or telecommunications providers), failure to properly handle and use hazardous materials, failure of computer systems, power supplies, fuel supplies, infrastructure damage, disagreements with the owners of the land on which our facilities are located, or damage sustained to our launch pad could result in manufacturing delays or the delay or cancellation of our planned commercial launches and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are dependent on our ability to protect our employees, business systems, manufacturing capabilities, information systems, computer equipment and information databases from systems failures or malicious acts. We rely on both internal information technology systems, physical controls and policies, and certain external services and service providers to manage the day-to-day operation of our business, operate elements of our manufacturing facilities, manage relationships with our employees, customers and suppliers, fulfill customer orders and maintain our financial and accounting records. In addition, many of our systems are required to comply with higher standards applicable to systems that hold controlled technology or data. If our main data center were to fail, or if we were to suffer an interruption or degradation of services at our main data center, we could lose important manufacturing and technical data, which could harm our business. Similarly, we rely on third-party providers and in the event that any third-party provider’s systems or service abilities failed or are interrupted, our ability to operate may be impaired. Any of these risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate.

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

We have technology and information security processes, security and threat assessment plans and safeguards and periodic external service and service provider reviews in place to mitigate our risk to these vulnerabilities. We also carry business interruption and other insurance policies to help mitigate the financial impact of these losses. However, these measures may not be adequate to ensure that our operations will not be disrupted or our financial impact minimalized, should such an event occur. We may not carry sufficient business interruption insurance to compensate us for losses. Unavailability of our information technology systems could disrupt our operations and materially and adversely affect our business, prospects, financial condition and results of operations.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. The commercial space industry, particularly launch providers, are also subject to an array of laws and regulations. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws and regulations, and this burden may limit our ability to expand into certain jurisdictions.

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, conducting commercial space launches in the United States require licenses and permits from certain agencies of the Department of Transportation, including the FAA, and review by other agencies of the U.S. Government, including the Department of Defense, Department of State, National Aeronautics and Space Administration (“NASA”), and FCC. License approval includes an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. Delays in FAA action allowing us to conduct commercial space launches could adversely affect our ability to operate our business and our financial results.

Regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition. The regulatory approaches of different jurisdictions may be multi-layered and may be in conflict with one another, and our compliance could require alteration of our manufacturing processes or operational parameters which may adversely impact our business.

We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not. The actions of third parties may cause us to fail to comply with certain requirements.

We aim to mass-produce the world’s first daily space delivery system. A component of our near-term strategy involves increasing our launch cadence by accelerating our development and production efforts and adding additional launch sites. Our ability to achieve this increased launch cadence within the timeframe in which we hope to do so will depend on our ability to secure the necessary regulatory licenses from the FAA, the FCC and other regulatory authorities. The timing of our launches depends on our ability to secure regulatory licenses from the FAA and the FCC, and to our knowledge, the applicable regulatory authorities to date have not granted such licenses to a company endeavoring to launch rockets with such frequency. As a result, our business is dependent upon a regulatory framework that is untested and unprecedented. Our failure to obtain the licenses necessary to support our anticipated launch cadence, or any delays or hurdles that present in our interactions with the FAA, the FCC or other regulatory authorities, could impact our ability to grow our business, could delay our ability to execute on our existing and future customer contracts and could adversely affect our business and results of operations.

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

Many of our contracts are government contracts or issued under government contracts. The inability to comply with government contracts or meet eligibility requirements may result in financial liabilities, failure to receive security clearance certifications, and loss of current and future business.

A number of our contracts are with a government customer, or are subcontracts entered into in connection with a prime contract with a government customer. U.S. government contracts generally are subject to the Federal Acquisition Regulation (“FAR”), agency-specific regulations that supplement FAR, such as the Department of Defense’s Federal Acquisition Regulations, and other applicable laws, security requirements, and regulations. These regulations impose a broad range of requirements and terms, many of which are unique to U.S. government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustments, mandatory disclosure, and audit requirements. Our customers are often required to flow down additional government contract terms to us, and we have no ability to negotiate or object to such terms. These requirements and terms that may increase our costs of doing business and reduce our profits under these contracts. Our failure to comply with any of these terms or requirements could result in an inability to acquire government contracts, reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, contractual damages, the assessment of penalties and fines that could lead to suspension or debarment from U.S. government contracting or subcontracting, and potential civil and criminal liability.

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. Government contracts may be subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. In particular, “whistleblower” provisions under federal law also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

If we commercialize outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.

As part of our growth strategy, we aim to identify customers and launch sites outside of the United States. As we expand internationally, we are subject to additional risks related to entering into international business relationships, including:

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
•
government appropriation of assets or technology;
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

In addition, any non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption laws, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks. The violation of any regulation could adversely affect our plans for international expansion.

We may experience difficulties or disruptions in integrating the operations of acquired companies into our business, or entering into any partnerships or joint ventures, and in realizing the expected benefits of these transactions.

From time to time, although not expected in the near future as we work on capital raising activities and continuity of our business operations, we may enter into a transaction to acquire another company as we did when we acquired the Apollo Fusion business. Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. The success of our acquisitions, once consummated, will depend in part on our ability to realize the anticipated business opportunities from combining their and our operations in an efficient and effective manner. These integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, write-offs or impairments, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. We may also evaluate potential partnerships or joint ventures with third parties. We may not be successful in identifying partnership and joint venture candidates, and any partnerships or joint ventures may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Pursuing acquisitions, partnerships and joint ventures may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. We cannot ensure that any acquisition, partnership or joint venture we make or enter into will not have a material adverse effect on our business, financial condition and results of operations.

If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights. We have granted licenses in our intellectual property to certain customers, which creates an additional risk of unauthorized use or disclosure of our intellectual property.

The success of both our Space Products and Launch Services businesses depend, in part, on our ability to protect our proprietary intellectual property rights. To date, we have relied primarily on trade secrets and other intellectual property laws, non-disclosure agreements with our employees, consultants and other relevant persons, and other measures to protect our intellectual property, and intend to continue to rely on these and other means, including patent protection. However, the steps we take to protect our intellectual property may be inadequate, and we may choose not to pursue or maintain certain types of intellectual property protection or registration for our intellectual property in the United States or foreign jurisdictions. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technologies and proprietary information may increase.

Despite our precautions, it may be possible for unauthorized third parties to copy or misappropriate our technology and use information that we regard as proprietary to create technology that competes with ours.

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

We have granted some of our customers business continuity licenses enabling them to manufacture Astra Spacecraft Engines® in the event that we cease doing business or are otherwise unable to perform under our contracts. If those licenses are triggered, third parties will have the ability to use our intellectual property to make our products under certain circumstances and subject to certain limitations. These licenses may result in the dissemination and commercialization of our intellectual property, including our trade secrets, proprietary know-how and other confidential information. In two instances, we have granted customers a manufacturing license that is broader than merely a business continuity license, and we have transferred the necessary intellectual property, including our trade secrets, proprietary know-how and other confidential information, to these customers. Although our license grants contain certain restrictions and protections for our intellectual property, we cannot control the actions by third-parties, their affiliates and manufacturing partners, and their respective employees. Any unauthorized use or disclosure of our intellectual property would cause us material harm in a manner that monetary damages alone could not redress, and this unauthorized use or disclosure could have a material adverse effect on our business and operations.

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

We collect, store, process, and use personal and financial information and other customer data, including employee data, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use such information. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We have identified material weaknesses in our internal controls over financial reporting, as of and for the years ended December 31, 2023 and 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Please see Item 9A. Controls and Procedures included elsewhere in this Annual Report for more information about identified material weaknesses.

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

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have material weaknesses, we may not detect errors in a timely manner, our financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business, financial condition and results of operations and adversely affect the market price of our securities. We may also face litigation as a result of the material weaknesses in our internal control over financial reporting. Any such litigation, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the number of launch missions or Space Products deliveries we schedule for a period, the price at which we sell them and our ability to schedule additional launch missions for repeat customers;
•
the cost of raw materials or supplied components critical for the manufacture and operation of space products or launch systems;
•
the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;
•
our financial condition;
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

From time to time, we have been and may in the future become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, supplier, customer, or relationships with third-parties, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business, and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business. We are currently a defendant in certain actions, alleging violations of federal securities laws. See Item 3. Legal Proceedings above and Note 8 — Commitments and Contingencies and Note 15 — Subsequent Events to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data to this Annual Report for more information about these pending actions. We can provide no assurance that additional litigation or disputes will not arise in the future. While we believe these pending actions are not meritorious, these actions (and any future litigation or dispute), whether successful or not, could have a material adverse effect on our business, results of operations and financial condition. We may also choose to settle such actions if we believe that doing so is in the best interests of the company, and the amount of such settlement could also have a material adverse effect on our business, results of operations and financial condition. Further, while we have insurance to cover the defense of the existing actions, the amount of our retention is $20 million and we will need to incur costs in that amount before we will be eligible for assistance from our insurer.

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

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate the option to deduct research and experimentation (“R&E”) expenditures and software development costs (collectively, “R&E” expenditures) currently and require taxpayers to capitalize and amortize them over five years for U.S. incurred expenditure (15 years for expenditures attributable R&E activity performed outside the United States). While there is the potential for legislation that would repeal or defer the capitalization requirement to later years, we have followed the current legislation to capitalize R&E expenditure for our tax related reporting aspects of our financial statements. The Company generated a deferred tax asset for capitalized R&E expenditures for the years ended December 31, 2023 and 2022, which is fully offset with a valuation allowance.

Our ability to use our net operating losses to offset future taxable income could be subject to certain limitations.

As of December 31, 2023, we have net operating loss carryforwards (“NOLs”) available to reduce future taxable income. However, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

Our stock price has been, and likely will continue to be, volatile.

The market price of our Class A common stock has in the past been, and is likely to continue in the future to be, volatile. During the fiscal year ended December 31, 2023, the Nasdaq closing price of one share of our Class A Common Stock reached a high of $10.22 and a low of $0.67, as adjusted for the Reverse Stock Split. As of April 10, 2024, the closing share price of a share of our Class A common stock was $0.62. The volatility depends upon many factors, some of which are beyond our control, including:

•
announcements regarding the results of expansion or development efforts by us or our competitors;
•
announcements regarding the acquisition of businesses or companies by us or our competitors;
•
technological innovations or new products and services developed by us or our competitors;
•
announcements regarding our liquidity;
•
changes in foreign or domestic regulations;
•
issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;
•
additions or departure of our key personnel;
•
actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and
•
political or economic instability or uncertainties.

One or more of these factors could cause volatility in the price of our Class A Common Stock. Following the Reverse Stock Split, the number of shares of our Class A Common Stock was reduced by a ratio of 1-for-15, resulting in fewer shares being traded and potentially greater volatility. We believe that our stock price will also reflect the expectations around the Merger closing successfully, and that changes in these expectations may cause volatility in the price of our stock. In addition, stock markets generally have experienced significant price and volume volatility. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies.

The dual class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer and Chief Technology Officer, which limits an investor’s ability to influence the outcome of important transactions, including a change in control. We cannot predict the impact our dual class structure may have on the stock price of our Class A Common Stock.

Shares of our Class B Common Stock have 10 votes per share, while shares of our Class A Common Stock have one vote per share. Mr. Kemp and Dr. London (the "Astra Founders"), collectively, hold all of the issued and outstanding shares of our Class B Common Stock and hold or control shares of our Class A Common Stock. Accordingly, the Astra Founders, through their control of shares of both Class A Common Stock and Class B Common Stock, hold approximately 66.2% of the voting power of our capital stock and are able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions, including the approval of the Merger Agreement described in Item 1. Business of this Annual Report. The Astra Founders may have interests that differ from other investors and may vote in a way with which other investors disagree and which may be adverse to their interests. In the case of the Merger Agreement, the Astra Founders are affiliated with Parent, who is a counterparty to the Merger Agreement and, if the Merger is consummated, will acquire the Company. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is possible that these policies may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of our Class A Common Stock could be adversely affected.

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

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire the Company, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. Specifically, these provisions could make it more difficult for a third party to make an unsolicited offer to acquire the Company at a price per share that is greater than the merger consideration being offered in the Merger.

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

Risk Factors Relating to Our Debt and Other Financing Activities

The future issuance of equity or of debt securities that are convertible into equity will dilute our share capital.

We have sold equity securities, issued senior secured convertible debt and sold warrants to purchase our Class A Common Stock as mechanisms of financing our operations, and we may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. These sales and issuances are dilutive to existing stockholders. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares of our Class A Common Stock, including convertible debt and warrants, our stockholders will be diluted. Currently, while the Merger Agreement is in effect, we can only raise capital through the sale and issuance of our Convertible Notes and Company Warrants pursuant to the terms of the Subsequent Financing Agreement, as amended, and in such case, only with the consent of holders of a majority-in-interest of the Convertible Notes. These restrictions may limit our capital raising activities.

On July 10, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). The Sales Agreement provides for the offer and sale of up to $65.0 million of the Company’s newly issued Class A Common Stock from time to time through an “at the market” offering. We issued a limited number of securities under the Sales Agreement, but the program is currently suspended.

From time to time, the Company has closed debt financings in which investors purchased an aggregate of (i) $31.8 million in aggregate principal amount (including paid in-kind interest) of Convertible Notes and (ii) Company Warrants and Original Warrants to purchase an aggregate 14,823,917 shares of the Company’s Class A Common Stock at a purchase price of $0.125 per warrant that are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments, and that expire on various dates in 2028 and 2029. The Convertible Notes are also convertible into shares of Class A Common Stock.

Future issuances of our Class A Common Stock or other securities convertible into equity, or the perception that such sales may occur, could adversely affect the trading price of our Class A Common Stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of Class A Common Stock or the availability of Class A Common Stock for future sales will have on the trading price of our Class A Common Stock.

Our ability to make scheduled payments on or to refinance our existing indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. We may incur additional debt or take other actions which would intensify the risks we face from indebtedness.

Our ability to make scheduled payments of principal or to pay interest on or to refinance our existing indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. Our current operations do not generate sufficient cash flow from operations to satisfy our obligations under the Convertible Notes.

On January 31, 2024, we amended the Convertible Notes with each of the then holders to defer the quarterly amortization payment to the subsequent amortization payment date of May 1, 2024, pursuant to the terms of the Convertible Note. We may need to similarly defer future amortization payments but there is no guarantee that the holders will agree to do so.

It is likely that we will need to obtain additional financing in order to fund our operations and pay the principal and interest on the Convertible Notes when due. There is limited capacity under the Convertible Note facility for additional borrowing and the terms of the Convertible Notes limit, but do not eliminate, our ability to obtain additional financing. Further, the Merger Agreement restricts our ability to raise capital other than through the sale and issuance of Convertible Notes and Company Warrants. If we incur additional indebtedness, the related risks that we now face would intensify and could further exacerbate the risks associated with our ability to service our indebtedness. Our ability to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time and the willingness of parties to the Merger Agreement and the holders of a majority-in-interest of our Convertible Notes to consent to the sale and issuance of additional Convertible Notes and Company Warrants. We may not be able to obtain the necessary capital to refinance the existing indebtedness on attractive terms, or at all, which could result in a default on our debt obligations.

We are subject to certain covenants set forth in the Convertible Notes. Upon an event of default, including a breach of a covenant, the lenders may accelerate payments and impose default penalties, and we may not be able to make such payments and penalties.

The Convertible Notes contain customary events of default, including for non-payment, breach of covenants, defaults under other material indebtedness, bankruptcy, change of control, material judgments, suspension from trading of our Class A Common Stock on an eligible exchange and failure to timely file Exchange Act reports. We will require additional financing to continue to conduct our operations and to comply with the terms of the Convertible Notes. We have a limited capacity under the Convertible Note facility for additional borrowing, and additional financing may not be available to us on acceptable terms or at all.

Upon an event of default, the outstanding principal amount of the Convertible Notes plus any other amounts owed under the Convertible Notes will become immediately due and payable and holders of the Convertible Notes could accelerate the amounts due and impose default interest and penalties. A default would also likely significantly reduce the market price of our Class A Common Stock.

The Convertible Notes are convertible into and the Company Warrants and Original Warrants are exercisable for our Class A Common Stock, which, if and when converted or exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We issued Company Warrants and Original Warrants to purchase approximately 14.8 million shares of our Class A Common Stock at $0.808 per share and there is $31.8 million in principal balance (including paid-in-kind interest), which would convert into approximately 39.3 million shares of Class A Common Stock. The additional shares of our Class A Common Stock issued upon exercise of the Company Warrants and Original Warrants and upon conversion of the Convertible Notes will result in dilution to the then existing holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A Common Stock.

If we incur additional indebtedness through the sale and issuance of additional Convertible Notes, we would expect to issue additional Company Warrants, which would further dilute our existing stockholders. Likewise, if we issue warrants as part of another financing activity, those warrants will also be dilutive to stockholders.

Risk Factors Relating to the Merger

We have entered into a Merger Agreement and obtained required stockholder consent for the Merger, and there are risks associated with the Merger and our ability to consummate it.

On March 7, 2024, the Company, Parent and Merger Sub, entered into the Merger Agreement to consummate a Merger of Merger Sub and Company with the Company continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. The consideration being paid to stockholders under the Merger Agreement is $0.50 per share, without interest.

On March 7, 2024, following the execution of the Merger Agreement, Mr. Kemp and Dr. London, who on such date beneficially owned Common Shares representing approximately 66.3% of the total voting power of the outstanding Common Shares, executed and delivered to the Company a written consent adopting the Merger Agreement and approving the Merger. No further action by any other Company stockholder is required under applicable law or the Merger Agreement (or otherwise) in connection with the adoption of the Merger Agreement.

There are a number of risks related to the Merger, including doubt whether the Merger can be consummated in the manner described in Merger Agreement or at all. Such risks include, but are not limited to:

•
risks associated with Merger generally, such as the inability to obtain, or delays in obtaining, any required approvals or consents;
•
the failure to consummate or delay in consummating the Merger for other reasons;
•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•
the possibility that if the Merger Agreement were terminated, the Company would decide to liquidate, wind up or dissolve the Company, which process would be subject to uncertainties and the possibility that there may never be a liquidating distribution made to stockholders;
•
the failure of the Company to raise sufficient interim capital to continue its business operations through the consummation of the Merger;
•
the failure of the Parent to obtain the financing required to consummate the Merger, including the breach by third parties of their obligations under equity commitment letters;
•
the outcome of any legal proceedings that may be instituted following announcement of the Merger;
•
failure to retain key management and employees of the Company;
•
the fact that under the terms of the Merger Agreement, the Company is restrained from soliciting other acquisition proposals during the pendency of the Merger;
•
unfavorable reaction to the Merger by customers, competitors, suppliers and employees;
•
the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger;
•
unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, war or hostilities, as well as management’s response to any of the aforementioned factors;
•
the risk that trading price of shares of our Class A Common Stock may fluctuate during the pendency of the Merger and may decline significantly if the Merger is not completed; and

The Merger is subject to certain closing conditions that may not occur, and the Company may run out of money before the closing occurs.

The respective obligations of the Company, Parent and Merger Sub to effect the Merger are subject to the satisfaction (or written waiver by the Company and Parent, if permissible under applicable law) at or prior to the closing, of certain conditions. The completion of the Merger is not assured and is subject to risks, including that the closing conditions are not satisfied. If the Company does not complete the Merger, it could be subject to several risks, including:

•
the parties may be liable for damages to one another under the terms and conditions of the Merger Agreement;
•
negative reactions from the financial markets, including declines in the price of our Class A common stock due to the fact that the current stock price may reflect a market assumption that the Merger will be completed; and
•
the attention of our management will have been diverted to the Merger rather than the pursuit of additional financing or other strategic opportunities.

Closing of the Merger may also take longer than expected or be delayed until the closing conditions are satisfied. Delays might be outside the Company’s control, including due to SEC review or third-party legal proceedings. It is possible that the Company could run out of cash to fund its operations during the interim period until closing and it may be unable to obtain additional financing on terms favorable to the Company or at all.

The Company does not have sufficient funds to operate until the expected closing of the Merger. If the Company is unable to secure interim financing, it may run out of money before the Merger can be consummated. In addition, the closing of the Merger is dependent on certain investors providing financing at closing consistent with their equity commitments. If one or more of these investors fail to provide their financing at closing, it could delay or prevent the closing of the Merger.

The Company currently does not have sufficient funds to operate until the expected closing of the Merger. The timing for the closing of the Merger is dependent on a number of factors, some of which are beyond the Company’s control. The longer it takes for the closing to occur, the greater the funding gap faced by the Company in the interim period. If the Company is unable to secure interim financing, it may run out of money before the Merger can be consummated. There is no guarantee that the Company will be able to obtain sufficient interim funding on reasonable terms or at all. The failure to do so may result in the liquidation of the Company pursuant to a voluntary filing under Chapter 7 of the U.S. Bankruptcy Code. In addition, the closing of the Merger is dependent on certain investors providing financing at the closing of the Merger consistent with their equity commitments. If one or more of these investors fail to provide their financing at closing, it could delay or prevent the closing of the Merger. There is no guarantee that each of these investors can or will provide financing at the closing of the Merger consistent with their equity commitments and one or more investors have indicated that there are contingencies associated with their ability to provide such financing. If the closing of the Merger is delayed or prevented due to a lack of closing financing, the Company could run out of money prior to the closing and may have no choice but to pursue a voluntary filing under Chapter 7 of the U.S. Bankruptcy Code, resulting in the liquidation of the Company and in such case stockholders will not receive any payment for their shares of Class A Common Stock held.

The only alternative available to the Company if the Merger does not close may be to file for liquidation under Chapter 7 of the U. S. Bankruptcy Code, meaning that stockholders may receive little or nothing for their shares of Class A Common Stock.

There is a risk that the Merger does not close, or that the Company could run out of money before the Merger can be closed. If the Merger is not completed for any reason, our stockholders will not receive any payment for their shares of Class A Common Stock in connection with the Merger. In that case, the Company has substantial doubt about its ability to raise financing sufficient to continue operating as a going concern. Furthermore, if the Merger is not completed, and depending on the circumstances that cause the Merger not to be completed, there can be no assurance as to the price at which our Class A Common Stock may trade, and the price of our Class A common stock may decline significantly. If the Merger is not completed, it is likely that the Company will have no alternative but to file a petition for voluntary relief under Chapter 7 of the U.S. Bankruptcy Code, resulting in the liquidation of the Company and not a reorganization. If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of the holders of our Convertible Notes and certain creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by stockholders in connection with a liquidation may be substantially reduced or may be zero.

We may face litigation filed against us over the Merger Agreement.

As of April 10, 2024, the Company is not aware of any complaints filed or litigation pending related to the Merger although one stockholder has made a request for books and records under Section 220 of the DCGL. We face potential for litigation or other disputes which relate to the Merger Agreement and potential Merger, including claims related to our process or disclosures and investigatory demands under Delaware law. We can provide no assurance that such litigation, disputes or demands will not arise in the future. Any such litigation, disputes or demands, whether successful or not, could delay the closing of the Merger, or could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Overview

We are committed to safeguarding our information and information systems from unauthorized access, use, disclosure, disruption, modification or destruction. We aim to incorporate industry best practices throughout our cybersecurity program. This program is supported by both management and our Board of Directors, including our Audit Committee.

The Compliance Committee is responsible for identifying, monitoring and mitigating compliance risks, including cybersecurity, and is comprised of the Chief Compliance Officer & General Counsel, CEO, CFO, Chief Technology Officer, Chief Business Officer, Chief People Officer, Vice President of Information Technology (“VP IT”), Corporate Controller and Senior Director, Internal Audit. The Compliance Committee meets regularly during the year and receives periodic updates on cybersecurity risks from the VP IT. The Compliance Committee is responsible for assessing the materiality of cybersecurity incidents based on quantitative and qualitative materiality factors, and for providing recommendations on public disclosures of cybersecurity incidents to the Audit Committee if an incident is identified to be possibly material. The Compliance Committee also provides input and consideration into internal controls surrounding cybersecurity along with reviewing cybersecurity risks, mitigation strategies, ensuring the cybersecurity strategy is in alignment with business objectives and is incorporated into the overall risk management processes.

The Company maintains a cybersecurity program that is designed to identify, protect from, detect, respond to, and recover from cybersecurity threats and risks, and protect the confidentiality, integrity, and availability of its information systems, including the information residing on such systems. The Department of Defense's Cybersecurity Maturity Model Certification ("CMMC") initiative safeguards sensitive information within the Defense Industrial Base by ensuring members meet cybersecurity requirements for handling controlled unclassified information and federal contract information. The CMMC initiative helps the Company inform its cybersecurity agenda and prioritize its cybersecurity activities. Additionally, the Company’s cybersecurity program provides mechanisms for Employees to report any unusual or potentially malicious activity they observe.

In addition, we have technology and information security processes, security and threat assessment plans and safeguards and periodic external service and service provider reviews in place led by our VP IT, governing our assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to our CEO and the Board of Directors (including the Audit Committee chair).

Cybersecurity Governance

Board Oversight

Our Board of Directors has overall responsibility for risk oversight and is currently overseeing Astra’s business continuity risks, including cybersecurity risks, which occurs at both the full Board level and at the Board committee level through the Audit Committee. To help ensure effective oversight, the Audit Committee receives reports on information security and cybersecurity from the VP IT, at least four times a year including, but not limited to, analysis of events that have impacted our peers, updates on program maturity, regulatory compliance status and cybersecurity program status and updates. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents impacting the Company, as well as any incidents with lesser impact potential. The Audit Committee regularly briefs our Board of Directors on the matters communicated to the Audit Committee.

Management’s Role

Our VP IT leads our information technology and cybersecurity function, including the role of Chief Information Security Officer (“CISO”), since early 2022. Our VP IT holds a Bachelor of Science in Cybersecurity and Information Assurance and is a systems security certified practitioner (“SSCP”). Our VP IT has served in various roles in information technology for over 25 years, including as vice president of a major cybersecurity company, where he directly oversaw the technical operations and cybersecurity. The VP IT oversees information security resources designed to assess and manage cybersecurity threats on a day-to-day basis.

Notwithstanding the foregoing efforts, there can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems or information. No security program can entirely eliminate the risk of human error or malicious acts that are outside our reasonable control. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. See Item 1A. Risk Factors for additional details regarding cybersecurity risks.

ITEM 2. PROPERTIES.

We operate out of our 179,070 square foot headquarters and have significant business operations in Alameda, California. We entered a long-term lease for our Alameda facility in December 2022, which commenced on January 7, 2023, and expires in November 2027. We primarily use our Alameda facility for our Launch Services business and our executive, sales, people and administrative functions.

In late July 2022, the Company entered into a lease agreement for approximately 60,000 square feet of research, development and manufacturing facility in Sunnyvale, California having a lease term of 36 months. This facility enabled expansion of our Space Products production and development capacity, as well as thermal testing capacity. We commenced operations of the Sunnyvale facility in late March 2023.

We lease a testing facility for our Launch Services business in Atwater, California, having a leased premises of 32 acres allowing for a higher level of public safety and increased testing cadence. The lease for this facility expires in July 2027.

We believe the location of our facilities provides us with unique access to the technology and manufacturing expertise found in the San Francisco Bay Area.

Our current facilities are adequate for our present operating needs. Currently, we do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS.

Discussion of legal matters is incorporated by reference from Item 8. Financial Statements and Supplementary Data — Note 8 — Commitments and Contingencies, included elsewhere in this Annual Report, and should be considered an integral part of this Item 3. Legal Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded on the Nasdaq Capital Market under the symbol “ASTR”. Our Class B Common Stock is not listed on any stock exchange nor traded on any public market.

Holders of Record

As of April 10, 2024, there were 101 stockholders of record of our Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of April 10, 2024, there were 2 stockholders of record of our Class B Common Stock - Mr. Kemp and Dr. London.

Dividends

We have never declared or paid any dividends on our Common Stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Additionally, we have entered into a Merger Agreement under the terms of which all of the issued and outstanding shares of Class A Common Stock (including Dissenting Shares as defined in the Merger Agreement) that are not held by (i) Mr. Kemp and Dr. London (including shares of our Class B Common Stock held by them, which they expect to convert into shares of Class A Common Stock prior to the Merger) and (ii) certain other holders of shares of Class A Common Stock, will be automatically cancelled and converted into the right to receive an amount in cash equal to $0.50 per share, without interest. The Merger Agreement also restricts us from establishing a record date for or paying any dividend on, or making any other distribution in respect our shares of Common Stock while the Merger Agreement is in effect.

Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future with respect to our Common Stock. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements and other factors that our Board of Directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the twelve months ended December 31, 2023, there were no repurchases of our Class A Common Stock made by us.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto, which appear elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A.“Risk Factors” or in other parts of this Annual Report.

Certain amounts may not foot due to rounding. Unless the context otherwise requires, all references in this section to “the Company” “Astra,” “us,” “our” or “we” refer to Astra Space, Inc.

A discussion regarding our financial condition and results of operations for the years ended December 31, 2023 and 2022 is presented below. All prior period share and per share amounts (unless otherwise noted) included in our discussion of our financial condition and results of operations have been restated to give effect to our Reverse Stock Split, which became effective September 13, 2023. For additional information of our Reverse Stock Split, See Note 1 –Description of Business, Basis of Presentation and Significant Accounting Policies included in the Notes to the Consolidated Financial Statements, which are part of Item 8. Financial Statements and Supplementary Data of this Annual Report.

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

Launch Services

During the third quarter of 2022, we decided to focus on the development and production of the next version of our launch system, which we unveiled at our inaugural Spacetech Day on May 12, 2022. As a result, we discontinued the production of launch vehicles supported by our previous launch system and did not conduct any further commercial launches in 2022 or 2023. As part of the development cycle for our new launch system, we expect to conduct one or more test launches of this new launch system. The timing of test launches is driven by our development progress, which has been delayed by resource allocations and prioritizations away from Launch systems development in favor of our Space Products business, primarily focused on the Astra Spacecraft Engine®. As a result, we have incurred and continue to expect delays in the timing of the initial test launch or launches using this new launch system. Our schedule and ability to conduct paid commercial launches will depend on the ultimate timing and success of the initial test launches which will in turn depend on the resources that we are able to devote to Launch systems development in the coming quarters.

Space Products

We have also been focusing on the growth of our Space Products business. The Astra Spacecraft Engine® is a propulsion engine that assists satellites in achieving and maintaining targeted orbits. The Astra Spacecraft Engine® can be configured with multiple thrusters and power processing units to handle a wide range of missions, from the smallest earth observation satellites up to large communications satellites with multiple kilowatts of solar power and is designed to use either Xenon or Krypton as a propellant. In 2022, we began delivery of our Astra Spacecraft Engines® to our customers and in 2023, we commenced operation of our spacecraft engine production facility in Sunnyvale, California. By the end of 2023, we had begun delivery or fully delivered on seven programs.

We have recently added the Astra Spacecraft Propulsion Kit to our space products offering. The Astra Spacecraft Propulsion Kit disaggregates the four subsystems of the Astra Spacecraft Engine® module, enabling satellite builders to take advantage of shorter lead times to access key components of their propulsion system that they can customize and integrate into their spacecraft for their unique missions.

Segments

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company previously had one operating, as well as one reportable, segment. We have the following two operating and reportable segments: (i) Launch Services and (ii) Space Products. See Note 13 – Segment Information to our consolidated financial statements for more information regarding our segment reporting.

Key Factors Affecting Our Results and Prospects

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from better known and well-capitalized companies, the risk of actual or perceived safety issues and their consequences for our reputation and the other factors discussed under Item 1A. Risk Factors. We believe the factors discussed below are key to our success.

Commencing and Expanding Commercial Operations

We commenced paid commercial Launch Services in 2022, with our launch on February 10, 2022, of launch vehicle LV0008. In July 2022, we decided to focus on the development and production of the next version of Launch System 2, which we unveiled at our inaugural Spacetech Day on May 12, 2022. As a result, in order to focus on the development of Launch System 2, we discontinued the production of launch vehicles supported by our previous launch system in July 2022. Since we begin working on the development of Launch System 2, we have not conducted any launches.

We also commenced delivery of Space Products during the second quarter of 2022. By the end of 2023, we had begun delivery or fully delivered on seven programs. We expect the volume of delivery of our Space Products will increase in the future as we continue to fulfill our obligations under existing Space Products contracts and enter into contracts with potential new customers. In late July 2022, we entered into a lease agreement for approximately 60,000 square feet of manufacturing facility in Sunnyvale, California having a lease term of 36 months. This facility enabled expansion of our Space Products production and development capacity, as well as thermal testing capacity. We commenced operations of the Sunnyvale facility in late March 2023.

Lowering Manufacturing Costs and Increasing Payloads

We aim to be a cost-efficient dedicated orbital launch system provider. We plan to increase the maximum payload capacity of our launch vehicle to meet customer needs and demands through a process of iterative development and improvement. We have made significant investment in our manufacturing facility located in Alameda, California. We expect this investment will allow us to increase manufacturing and testing capacity, thereby lowering costs and improving quality and reliability. See Item 1A. Risk Factors for factors that could affect our ability to realize benefits from the investment in our manufacturing facility.

Leveraging Core Technologies

We plan to develop, license or acquire core space technologies that we expect to commercialize and incorporate into our launch vehicles, Space Products and other infrastructure that we will use to deliver our product and service offerings. These core technologies include, among other things, electric propulsion and solar power. For example, we acquired propulsion technology through our merger with Apollo Fusion on July 1, 2021, which technology supports our Astra Spacecraft Engines®.

Key Components of Results of Operations

We are an early-stage company and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Revenues

We commenced our first paid commercial launch in February 2022, followed by subsequent paid commercial launches in March 2022 and June 2022. These launches represented the start of our paid commercial launch operations. In August 2022, we discontinued the production of launch vehicles supported by our Launch System 1. Therefore, we did not conduct any further commercial launches in late 2022 or in 2023 as we shifted resources to the development of our Launch System 2 and further prioritized resources to focus on the growth of our Space Products business.

We also commenced delivery of Space Products to our customers during the year ended December 31, 2022. By the end of 2023, we had begun delivery or fully delivered on seven programs.

Cost of Revenues

Cost of revenues consist primarily of direct material, direct labor, manufacturing overhead, other personnel-related expenses, which include salaries, bonuses, benefits, stock-based compensation expense, and depreciation expense. Cost of revenues also includes inventory write-downs to reduce the carrying value of inventory related to Launch Services and Space Products when the carrying value exceeds its estimated net realizable value. We may have additional write-downs, in addition to our obsolescence reserve, as we continue to improve our Space Products business. We expect our cost of revenues to increase in future periods as we sell more Launch Services and Space Products. As we grow into our current capacity and execute on cost-reduction initiatives, we expect our gross margins to improve over time.

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

We manufacture and assemble nearly all of our products in house, and as a result relies on a number of supplier partnerships for components and raw materials for the launch system and spacecraft engine products. We obtain these components in accordance with internal quality and traceability policies to ensure that our products can meet rigorous reliability requirements. Our design team goes to great effort to ensure that our components and assemblies are designed with simple, short lead time and commodity-based supply chains whenever possible. We engage into long term supplier contracts for those components that are critical to function or have a limited supply base in order to protect our ability to scale production. We have manufacturing facilities and two test facilities, totaling over 300,000 square feet where engineering and manufacturing are co-located with their respective products. Each facility is maintained under a long-term lease and is designed with scaled operations in mind. Please See Item 2. Properties for more information. Our headquarters is located in Alameda, CA and is where we conduct rocket and launch vehicle assembly and test, as well as machining and metal forming operations for all products. In 2023, we began manufacturing our Astra Spacecraft Engines® from our manufacturing facility in Sunnyvale, CA. Additionally, we maintain two primary launch locations with the unique ability to expand and bring up new sites with little infrastructure requirement.

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

Climate Change

Material pending or existing climate change-related legislation, regulations, and international accords, including the SEC's recently adopted climate disclosure rules, could have an adverse effect on our business, financial condition, and results of operations, including: (1) material past and/or future capital expenditures for climate-related projects, (2) material indirect consequences of climate-related regulation or business trends, such as the following: decreased/increased demand for goods or services that produce significant greenhouse gas emissions or are related to carbon-based energy sources; increased competition to develop innovative new products that result in lower emissions; increased demand for generation and transmission of energy from alternative energy sources; and any anticipated reputational risks resulting from operations or products that produce material greenhouse gas emissions and (3) material increased compliance costs related to climate change. In addition, extreme weather and other natural disasters may become more intense or more frequent, which may disrupt our operations or the operations of our suppliers and customers.

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

We evaluate an arrangement at inception to determine if it falls within the scope of the Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), or is considered in scope of other accounting guidance. We assess the nature of the goods and services promised in the contract and whether the promises are distinct. We consider all goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. A performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). A distinct performance obligation is identified for each promise if it can benefit the customer on its own, or with resources readily available to the customer and if the promise is separately identifiable from other promises within the context of the contract. Historically our Launch Services and Space Products have been considered as single performance obligations as the promises for each product are complex, requiring a significant level of integration and are highly interrelated, and as such, are not considered separately identifiable within the context of the contract. When a contract involves multiple launches or space products, we account for each launch or product as a separate performance obligation, because the customer can benefit from each launch or product on its own or with other readily available resources and the launch or product is separately identifiable.

The transaction price will be defined as the amount of consideration in a contract to which we expect to be entitled in exchange for transferring promised goods or services to a customer. Historically, for both Launch Services and Space Products, we have entered into fixed price contracts. The transaction price is allocated to each performance obligation on an estimated relative standalone selling price basis, where we have observable data. Our process to estimate standalone selling prices involves management’s judgment and considers multiple factors such as prices charged for similar goods and services and our ongoing pricing strategy and policies.

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Contingent Consideration

In connection with our acquisition of Apollo Fusion on July 1, 2021, we were required to make contingent payments in cash and Class A Common Stock, subject to the assets we acquired from Apollo Fusion achieving certain sales and revenue thresholds from the date of the acquisition through December 31, 2023. The fair value of the liabilities for the contingent payments recognized as part of the purchase accounting opening balance sheet totaled $18.4 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made using a Monte Carlo simulation model. Assumptions used in this calculation were customer revenue, expected revenue, discount rate and various probability factors. The contingent consideration liability was recorded at fair value at each reporting period, with such fair values determined using a Monte Carlo simulation model through the first quarter of fiscal year 2023.

We recognized a $23.9 million gain on the change in fair value of contingent consideration for the year ended December 31, 2023, as compared to a $20.2 million loss on the change in fair value of contingent consideration for the year ended December 31, 2022. The gain was primarily due to changes in forecasted revenues subject to milestone payments and the adjustment of the carrying value to $10.0 million, upon reaching a settlement with the former stockholders of Apollo Fusion during the third quarter of 2023. During the fourth quarter of 2023, we settled our obligations with the former stockholders of Apollo Fusion and there was no remaining contingent liability as of December 31, 2023.

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

Determining the fair value of a reporting unit involves significant judgment in the use of estimates, assumptions and market conditions. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These estimates include but are not limited to future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, and other market factors. If current expectations are not met or if market factors outside our control change, one or more of our reporting units may become impaired in the future. We estimate fair value through various valuation methods, including the use of discounted expected future cash flows of each reporting unit, as well as the use of the relief-from-royalty method to estimate the fair value of our indefinite-lived intangible assets.

During the third quarter of fiscal year 2022, we reorganized our reporting structure and performed an interim quantitative impairment test as described in Note 1 to the consolidated financial statements. As a result of the reorganization, together with a sustained decrease in our share price, existence of substantial doubt about our ability to continue as a going concern, and macroeconomic factors, we determined that triggers were present indicating goodwill may not be recoverable. During the third quarter of fiscal year 2022, we concluded that indicators of impairment were present as described in Note 1 to the consolidated financial statements. As a result, for the year ended December 31, 2022, we recognized impairment losses related to goodwill and indefinite-lived intangible assets of $58.3 million and $2.1 million, respectively, resulting in the full impairment of our goodwill. We have reviewed our indicators for impairment as of December 31, 2023, which did not result in any additional impairment to our indefinite-lived intangible assets.

Long-lived Assets

Long-lived assets are primarily comprised of property, plant, and equipment and definite-lived intangible assets. We evaluate long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying amount of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or (iii) significant negative industry or economic trends. Long-lived asset recoverability is measured by comparing the carrying amount of an asset or asset group with its estimated future undiscounted pre-tax cash flows over the remaining life of the primary long-lived asset of the asset group. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors including external factors, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. If the carrying amount exceeds the estimated future undiscounted cash flows as part of the recoverability assessment, an impairment charge is recognized equal to the difference between the carrying amount and fair value of the asset or asset group. An impairment charge is allocated to the underlying long-lived assets in the asset group on a relative carrying amount basis; however, carrying amount after allocated impairment is subject to a floor of fair value on an individual asset basis.

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

As a result of the reorganization in August 2022 and the shift of resources to the development of Launch System 2, together with a sustained decrease in our share price, the initial conclusion that substantial doubt existed about our ability to continue as a going concern, and macroeconomic factors, we determined that indicators were present during the third quarter of fiscal year 2022 indicating long lived assets may not be recoverable. As a result, for the year ended December 31, 2022, we recorded non-cash impairment charges of $72.1 million related to property, plant, and equipment and $2.7 million related to definite-lived intangible assets. We have reviewed our impairment indicators as of December 31, 2023, which did not result in additional impairment to our long-lived assets.

Accounting for Convertible Notes at Fair Value

We have elected the fair value option to account for the Convertible Notes that were issued on November 21, 2023 and recorded them at fair value with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. This election was made because of operational efficiencies in valuing and reporting for these debt instruments in their entirety at each reporting date.

As a result of applying the fair value option, direct costs and fees related to the Convertible Notes are expensed as incurred and not deferred. Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement, including a risk-adjusted discount rate and equity volatility. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the Convertible Notes. Considerable judgment is necessary to interpret market data and determine an estimated fair value. The use of different market assumptions or valuation methods may have a material effect on the estimated fair values. The valuation of such instruments is subject to change predominantly driven by changes in the market price of a share of our Class A Common Stock.

As of December 31, 2023, we have used a Monte Carlo simulation pricing model that factors in potential outcomes being consummated, such as the Convertible Notes being repaid in cash and the Convertible Notes being converted to shares Class A Common Stock. All of these scenarios take into consideration the terms and conditions of the underlying Convertible Notes plus potential changes in the underlying value of our Class A Common Stock. For the twelve months ended December 31, 2023, we recognized an unrealized loss of $22.0 million for the change in fair value of the Convertible Notes and is included in the consolidated statements of operations and comprehensive loss.

Fair Value of Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Class A Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be classified as liabilities and recorded at their initial fair value on the date of issuance, and at each reporting period thereafter. The fair value of liability classified warrants is based on the closing market price of a share of Astra’s Class A Common Stock on the date of issuance and the stated exercise price defined in the warrant agreement. We recognize the warrant liability based on the estimated fair value determined using the Black-Scholes option-pricing model over the term of the warrant. The Black-Scholes option-pricing model requires inputs that are subjective and require significant judgment and is impacted by the following assumptions:

•
Expected Term — We use the initial contractual terms of the warrant agreement from the issuance date to the expiration of the holders' rights to exercise the warrants, or in the case of a remeasurement, the remaining contractual term of the warrants.
•
Expected Volatility — The volatility is based on historical closing market price of Astra common stock over the initial contractual term, or remaining contractual term of the warrant agreement.
•
Expected Dividend Yield — The dividend rate used is zero as we have never paid any cash dividends on common stock and do not anticipate doing so in the foreseeable future.
•
Risk-Free Interest Rate — The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the contractual term, or remaining contractual term of the warrant.

The valuation of such instruments is subject to change predominantly driven by changes in the market price of a share of our Class A Common Stock.

As of December 31, 2023, the Company had 7,696,627 Company Warrants and 1,500,000 Original Warrants issued and outstanding in connection with our financing arrangements, all of which were classified as liabilities. As of December 31, 2023, the aggregate fair value of the Company Warrants and the Original Warrants was $18.6 million and the Company recognized a loss of $6.5 million for the changes in fair values of warrants during the year ended December 31, 2023. We also have issued an immaterial number of Shareintel Warrants that are not in this analysis.

Stock-Based Compensation

We use the fair value method of accounting for our stock-based awards granted to employees to measure the cost of employee services received in exchange for the stock-based awards. We recognize compensation expense for time-based restricted stock units (“RSUs”) over the requisite service period based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of a share of our Class A Common Stock on the date of grant. We recognize compensation expense for time-based stock options and employee stock purchase plan, based on the estimated grant-date fair value determined using the Black-Scholes option-pricing model over the requisite service period. The Black-Scholes option-pricing model requires inputs that are subjective and require significant judgment and is impacted by the following assumptions:

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Period over period change
(in thousands, except percentages)	2023	2022	($)	(%)
Revenues:
Launch services	$-	$5,899	$(5,899)	NM
Space products	3,874	3,471	403	12%
Total revenues	3,874	9,370	(5,496)	59%

Cost of revenues:
Launch services	—	28,193	(28,193)	NM
Space products	1,812	1,337	475	36%
Total cost of revenues	1,812	29,530	(27,718)	94%

Segment gross profit (loss):
Launch services	—	(22,294)	22,294	NM
Space products	2,062	2,134	(72)	3%
Total segment gross profit (loss)	$2,062	$(20,160)	$22,222	110%

____________

n.m. = not meaningful.

Revenues

Launch Services

We commenced our first paid commercial launch in February 2022 with launch vehicle LV0008 followed by paid commercial launches of LV0009 and LV0010 in March 2022 and June 2022, respectively. The orbital launch of LV0009 in March 2022 represented our first customer payload delivery into Earth orbit. In August 2022, we discontinued the production of launch vehicles supported by our Launch System 1. As a result, we did not conduct any further commercial launches in the later half of 2022 as we shifted resources to the development of Launch System 2. For the year ended December 31, 2022, we recognized revenues of $5.9 million related to our Launch Services activities.

In 2023, we did not recognize any revenues related to Launch Services as we worked to develop and test our next launch system: Rocket 4 (aka Launch System 2).

Space Products

We commenced delivery of Space Products to our customers during the year ended December 31, 2022. We recognized revenues of $3.9 million and $3.5 million for the years ended December 31, 2023 and 2022, respectively, all of which were related to deliveries made to our Space Products customers.

Cost of Revenues

Launch Services

As with revenues, we did not have any cost of revenues related to our Launch Services in 2023.

Cost of revenues were $28.2 million for the year ended December 31, 2022, which included $18.8 million related to inventory write-downs and $6.9 million related to paid commercial launch activities in the first half of 2022. The $18.8 million of inventory write-downs was driven by $10.2 million related to the discontinuance of launch vehicles supported by our current launch system, $5.5 million related to the net realizable value write-downs and $3.1 million of other write-downs. The cost of launch services does not reflect the actual gross margins as certain inventory values were recorded at net realizable value.

Space Products

Costs of revenues were $1.8 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively, and consist primarily of non-recurring engineering cost, bill of materials, work in process, labor and other direct costs related to manufacturing and building and delivering products to our Space Products customers.

Operating Expenses

	Year Ended December 31,		Period over period change
(in thousands, except percentages)	2023	2022	($)	(%)
Segment gross profit (loss)	$2,062	$(20,160)	$22,222	110%
Operating expenses:
Research and development	95,408	140,666	(45,308)	32%
Sales and marketing	5,607	17,401	(11,794)	68%
General and administrative	46,422	85,285	(38,863)	46%
Impairment expense	—	76,889	(76,889)	100%
Goodwill impairment	—	58,251	(58,251)	100%
(Gain) Loss on change in fair value of contingent consideration	(23,900)	20,200	(44,100)	218%
Total operating expenses	123,537	398,692	(275,155)	69%
Operating loss	(121,475)	(418,852)	297,377	71%
Interest income	1,962	1,748	264	15%
Interest expense	(3,619)	—	(3,619)	0%
Other income (expense), net	2,118	5,666	(3,550)	63%
Loss on change in fair value of Convertible Notes	(21,960)	—	(21,960)	0%
Loss on change in fair value of warrants	(6,529)	—	(6,529)	0%
Loss on extinguishment of debt	(28,873)	—	(28,873)	0%
Loss before taxes	(178,376)	(411,438)	233,062	57%
Provision for income tax	—	—	—	n.m.
Net loss	$(178,376)	$(411,438)	$233,062	57%

____________

n.m. = not meaningful.

Research and Development

Our Space Products business is focused on scaling our new production facility, though some R&D activities will continue to further improve the current product, develop and potentially introduce other versions of the Astra Spacecraft Engine® , and potentially develop and introduce other Space Products to the marketplace.

Currently, there have been resource allocations and prioritization away from Launch Systems development in favor of our Space Products business. However, our Launch Services business is investing in the R&D activities necessary to complete the design, build, and qualification of Launch System 2, which we expect will bring significantly more capability to the market as compared to the prior version of our Launch System.

R&D costs were $95.4 million and $140.7 million for the years ended December 31, 2023 and 2022, respectively. The $45.3 million decrease mainly reflected a $13.9 million decrease in personnel-related costs due to lower headcount in R&D departments, $9.4 million decrease in R&D materials costs, $9.4 million reduction in stock-based compensation expense, $6.2 million reduction in professional services, $5.9 million reduction in depreciation and amortization, partially offset by $0.5 million increase in other R&D costs.

Sales and Marketing

Sales and marketing expenses were $5.6 million for the year ended December 31, 2023, compared to $17.4 million for the year ended December 31, 2022. The $11.8 million decrease mainly reflected a $5.6 million decrease in stock-based compensation expense, a $3.9 million decrease in personnel-related costs due to lower headcount, and a $0.8 million decrease in depreciation expense, a $0.4 million reduction in professional services, and $1.0 million reduction in other sales and marketing related costs.

General and Administrative

General and administrative expenses were $46.4 million for the year ended December 31, 2023, compared to $85.3 million for the year ended December 31, 2022. The $38.9 million decrease was primarily due to a $29.2 million decrease in stock-based compensation expense, a $11.8 million decrease in personnel-related costs due to lower headcount and a $2.3 million decrease in professional services, partially offset by a $4.6 million increase in other general and administrative expenses.

Impairment Expense

Impairment expense was $76.7 million for the year ended December 31, 2022 and was triggered by the reorganization, together with a sustained decrease in the Company’s share price, existence of substantial doubt about the Company’s ability to continue as a going concern, and macroeconomic factors in the second half of fiscal year 2022. The impairment expense reflects charges of $72.1 million in property, plant and equipment, $2.7 million in definite-lived intangible assets, and $2.1 million in indefinite-lived intangible assets. No impairment charges were recorded for the year ended December 31, 2023.

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

(Gain)/Loss on Change in Fair Value of Contingent Consideration

Gain on change in fair value of contingent consideration was $23.9 million for the year ended December 31, 2023, as compared to a loss of $20.2 million during the year ended December 31, 2022. This change was primarily due to changes in forecasted revenues subject to milestone payments and the settlement of our contingent consideration obligations during the year ended December 31, 2023.

Interest Income

Interest income was $2.0 million for the year ended December 31, 2023, compared to $1.7 million for the year ended December 31, 2022. The $0.3 million increase in interest income was primarily due to the higher interest income earned on our marketable securities portfolio prior to liquidation of our marketable securities portfolio in the third quarter of 2023.

Interest Expense

Interest expense was $3.6 million for the year ended December 31, 2023 primarily associated with the Company's financing arrangements. Interest expense includes $0.4 million of contractual interest accrued, $1.7 million event-of-default interest and penalties and $1.5 million non-cash interest expense related to accretion of discounts on the financing arrangements. There was no interest expense recognized in 2022.

Other Income (Expense), Net

Other income (expense), net primarily consists of income from government research and development contracts.

Other income was $2.1 million for the year ended December 31, 2023, as compared to other income of $5.7 million for the year ended December 31, 2022. The $3.6 million decrease in other income was primarily related to $4.2 million lower income from government research and development contracts, partially offset by other miscellaneous expenses.

Loss on Change in Fair Value of Warrant Liabilities

As of December 31, 2023, we had 9,196,627 Company Warrants and 1,500,000 Original Warrants issued and outstanding, all of which were issued concurrently with the issuance of our financing transactions during the year ended December 31, 2023. The Company Warrants and Original Warrants are recorded at fair value each reporting date and any changes in fair value during the reporting period are recognized in the consolidated statements of operations. As of December 31, 2023, the aggregate fair value of the Company Warrants and Original Warrants was $18.6 million and we recognized a loss of $6.5 million during the year ended December 31, 2023 due to the change in fair value of the Company Warrants and Original Warrants. We also have an immaterial number of Shareintel Warrants that are not in this analysis.

Loss on Change in Fair Value of Convertible Notes

We have elected the fair value option to account for our Bridge Notes and Convertible Notes and, therefore, any changes in fair value during the reporting period are recognized in the consolidated statements of operations. As of December 31, 2023, the aggregate fair value of our Convertible Notes was $63.5 million. During the year ended December 31, 2023, we recognized a loss of $22.0 million related to the change in fair value of our Convertible Notes, which resulted primarily due to an increase in the closing price of our Class A Common Stock during the period and an increase in the historical volatility of our Class A Common Stock price.

Loss on extinguishment of debt

Loss on extinguishment of debt includes a $7.9 million loss on the extinguishment of our Original Notes which were refinanced with new investors on November 6, 2023 and a $22.0 million loss on extinguishment of our Bridge Notes upon issuance of our Convertible Notes on November 21, 2023.

Provision for Income Taxes

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

We did not incur income tax expense for the years ended December 31, 2023 and 2022.

Liquidity and Capital Resources

As of December 31, 2023, the Company’s existing sources of liquidity included cash and cash equivalents of $3.9 million. The Company believes that its current level of cash and cash equivalents is not sufficient to fund commercial scale production and sale of its services and products. Since December 31, 2023, the Company has raised gross proceeds of approximately $13.9 million through the sale of Convertible Notes and the sale of Company Warrants, exercisable into 5,627,290 shares of the Company’s Class A Common Stock. Notwithstanding the proceeds raised from the issuance of additional Convertible Notes and Company Warrants, the Company will need to raise substantial additional funds through the issuance of additional debt, equity or both in order to execute on its business plan and continue its business operations through to the closing of the Merger Agreement.

Under the terms of the Merger Agreement, the Company is restricted from incurring new debt or issuing equity except through the offer and sale of the Convertible Notes and Company Warrants. See below and Note 7 — Long-Term Debt and Warrants to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data for information about the terms of the Convertible Notes and Company Warrants. The Merger Agreement further prohibits the Company from issuing Convertible Notes or Company Warrants to any person prior to the consummation of the Merger unless (i) such person becomes a noteholder under the Noteholder Conversion Agreement or a holder under the Warrant Exchange Agreement as described in, respectively, by executing a joinder agreement substantially in the form attached to such agreement and delivering the same to each of Merger Sub and Parent and (ii) holders of a majority in interest of the Convertible Notes or Company Warrants, as applicable, then outstanding consent to such issuance and joinder, all of which may affect the Company’s ability to raise additional funds from the sale of its Convertible Notes and Company Warrants on the timing needed. If the Company is unable to obtain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product development activities or future commercialization efforts or cease business operations, including through a petition for voluntary relief under Chapter 7 of the United States Bankruptcy Code (a “Chapter 7 Liquidation”).

At various points during the second half of 2023 and thus far in 2024, the Company has considered and even begun preparations to file for voluntary relief under either Chapter 11 or Chapter 7 of the Bankruptcy Code because the Company faced an inability to fund its ongoing operations.

As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. If the Company is unable to raise substantial additional capital in the near term and as necessary to continue the Company’s business operation to a closing of the Merger, the Company's operations and production plans will be further scaled back or curtailed and the Company may be required to file a Chapter 7 Liquidation. If the funds raised are insufficient to provide a bridge to the closing of the Merger, or, in the case of a termination of the Merger Agreement, full commercial production at a profit, the Company's operations could be severely curtailed or cease entirely and the Company may not realize any significant value from its assets and may be required to file a Chapter 7 Liquidation.

Financing Arrangements

Original Note and Original Warrant Issuance

On August 4, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Original Investor”) pursuant to which the Original Investor agreed to purchase, and the Company agreed to issue and sell in a registered direct offering to the Original Investor, $12.5 million aggregate principal amount of Senior Secured Note due 2024 (the “Original Note”) and the Original Warrants. The Original Note was issued at 97% of par, resulting in net cash proceeds of $12.1 million, after deducting the $0.4 million discount fee withheld by the lender and before placement agent fee and offering expenses.

Beginning on October 11, 2023, the minimum cash requirement of $15.0 million under the Original Note was not maintained by the Company in accordance with the terms of the Original Note, for which the Original Investor agreed to waive the event of default through October 31, 2023 (the “Waiver”) provided that the Company maintained at least $10.5 million of cash and cash equivalents in one or more deposit accounts subject to one or more control agreements entered into in favor of the Senior Investor (the “Revised Cash Requirement”). As a result of the defaults and the Waiver provided, the Company made a payment to the Original Note Investor of approximately $2.1 million, plus accrued interest, of which $2.0 million was applied as a principal reduction on the Original Note and a $0.1 million was paid as accrued and unpaid interest and a penalty.

Commencing on October 11, 2023 and continuing through the date on which such event of default has been cured, the interest rate on the Original Note has accrued and is continuing to accrue at 15.0% per annum (the “Default Interest”). Pursuant to Section 10(B)(ii) of the Original Note, the Original Note Investor has the option to declare the Original Note (or any portion thereof) to become due and payable in cash in an amount equal to 115.0% of the accelerated principal amount of the Original Note, plus accrued and unpaid interest (including Default Interest). Beginning on October 30, 2023, the Revised Cash Requirement was again not maintained by the Company in accordance with the terms of the Waiver and no additional waivers were obtained. The Company also did not deliver the Compliance Certificate required to be delivered on or before November 1, 2023. Therefore, as of October 30, 2023, an event of default was in effect under Sections 8(J)(i) and 8(J)(iii) of the Original Note (the “Existing Defaults”).

On November 1, 2023, the Company paid the Original Investor a scheduled amortization payment in the amount of approximately $3.1 million, consisting of the $2.5 million amortization payment paid at the 115.0% event of default rate, plus accrued and unpaid interest at the Default Interest rate. This was in addition to the payment made on or around October 11, 2023. As of November 1, 2023, following the amortization payment, the aggregate principal amount outstanding under the Original Note was $8.0 million.

The Original Note and Original Warrants were subsequently purchased on November 6, 2023, by JMCM and ACME II (a portion of the Original Note only) in connection with the Bridge Financing (discussed immediately below). JMCM and ACME II are referred to as the Initial Investors. On November 21, 2023, the Original Note was later reissued, together with the Bridge Notes, in the form of the Convertible Notes as described below in Subsequent Financing.

The Original Note and Original Warrants are incorporated by reference as Exhibits 4.3 and 4.4, respectively, to this Annual Report.

Bridge Financing and Original Note and Original Warrant Purchase

On November 6, 2023, the Company closed the Initial Financing with the Investors pursuant to the Initial Financing Agreement. This Initial Financing was connected to the Company’s execution of a non-binding term sheet (the “Term Sheet”), which contemplated a financing of at least $15.0 million, from the Investors and other potential investors, and up to $25.0 million (the “Proposed Financing”).

The Company and its subsidiaries issued senior secured bridge notes (the "Bridge Notes") to the Initial Investors in the aggregate principal amount of approximately $3.1 million due November 17, 2023. The Bridge Notes ranked equally as to payment and lien priority with the Original Note, secured by first-priority security interest in all tangible and intangible assets, now owned and hereafter created or acquired, of the same collateral as the Original Note and guaranteed by all of the subsidiaries of the Company.

The Bridge Notes also included an additional uncommitted delayed draw term loan pursuant to which the Company may request, subject to the satisfaction or waiver of customary conditions precedent, including the satisfaction of certain performance milestones, and JMCM may make, in its sole discretion, one or more additional loans after the Closing Date and prior to the Maturity Date in an aggregate principal amount not to exceed $2.5 million (the “Additional JMCM Bridge Notes”).

The Initial Investors also purchased warrants (the “Bridge Warrants”) to purchase up to 3,992,368 shares of the Company’s Class A Common Stock at a purchase price of $0.125 per Bridge Financing Warrant for an aggregate purchase price of approximately $2.2 million. The Bridge Warrants were immediately exercisable at a per share exercise price of $0.808 per Bridge Warrant, subject to certain adjustments and expire on November 6, 2028. The Company has determined the Bridge Warrants are liability classified and upon issuance, has recorded the warrants at fair value of $0.8 million. The Company has recorded these as debt issuance costs related to the Bridge Notes and has expensed the amount to the consolidated statements of operations. As of December 31, 2023, the fair value of the Bridge Warrants was $2.7 million and the Company recognized a loss on the change in fair value of the Bridge Warrants of $1.9 million.

In connection with the Initial Financing, the Initial Investors purchased the remaining $8.0 million aggregate principal amount of the Original Note, accrued and unpaid interest of $0.02 million and a $1.2 million event of default penalty on the Original Note from the

Original Investor, pursuant to which Company was in default under as of October 30, 2023. See Original Note and Original Warrant Issuance above. On November 6, 2023, JMCM also purchased the Original Warrants from the Original Investor at which time the Original Warrants were modified and repriced for an exercise price of $0.808 per underlying share.

Pursuant to the Initial Financing Agreement, the Initial Investors agreed to waive certain existing and prospective defaults and events of default under the Original Note, including the events of default under the Original Note and the requirement for the Company to comply with the minimum liquidity financial covenant in the Original Note until November 17, 2023. The Initial Investors also purchased the Original Lender’s rights under the Original Financing Agreement and related transaction and security documents, which Original Financing Agreement was amended by the Initial Financing Agreement.

On November 13, 2023, JMCM loaned the full amount of the delayed draw term loan (the “Additional Advance”), thereby increasing the outstanding principal balance due on the JMCM Bridge Note by an additional $2.5 million. There were no other changes to the JMCM Bridge Note, including to the Maturity Date. In connection with the issuance of the Additional Advance, JMCM also purchased warrants (the “Additional Bridge Warrants”) to purchase up to 869,781 shares of the Company’s Class A Common Stock (the “Additional Warrant Shares”) at a purchase price of $0.125 per Additional Bridge Warrant for an aggregate purchase price of approximately $108,723 that are immediately exercisable at an exercise price of $1.006 per Additional Warrant Share, subject to certain adjustments and that expire on November 13, 2028. The Additional Bridge Warrants have the same terms and conditions as the Bridge Warrants.

Subsequent Financing

On November 21, 2023, the Company closed a subsequent financing (the “Subsequent Financing”) with the Initial Investors, the Kemp Trust and Dr. London (together with the Kemp Trust, the “Additional Investors” and collectively with JMCM and ACME II, the “Investors”), pursuant to Original Financing Agreement, as amended by the Initial Financing Agreement (the “Subsequent Financing Agreement”). The effect of the Subsequent Financing was to conform the economic terms of the secured notes purchased from the Original Investor, as well as the bridge notes acquired in the Initial Financing to the terms contemplated by the term sheet received by the Company on October 19, 2023 and as disclosed in the Company’s Form 8-K on October 23, 2023.

Therefore, pursuant to the Subsequent Financing Agreement, (i) the Company, its subsidiaries and the Initial Investors agreed to amend and modify the terms of the Original Notes and the Bridge Notes in their entirety in accordance with the form of Convertible Note in exchange for the Company’s reimbursement of a premium (including accrued interest thereon from November 6, 2023), of approximately $1.2 million paid by the Initial Investors in connection with their purchase of the Original Notes and Original Warrants from the Original Investor, which amount was capitalized and added to the outstanding principal amount of the Convertible Notes; (ii) the Additional Investors agreed to purchase (x) an additional $3.0 million aggregate principal amount of Convertible Notes at 100% of the aggregate principal amount of such Convertible Notes and (y) Company Warrants to purchase up to 1,299,505 shares of Class A Common Stock at a purchase price of $0.125 per Company Warrant for an aggregate purchase price of approximately $162,438 that are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments, and that expire on November 21, 2028; (iii) the Additional Bridge Warrants were exchanged for Company Warrants to purchase up to 1,082,921 shares of the Class A Common Stock in exchange for the payment by JMCM to the Company of $26,642.50 as additional consideration for the Company Warrants that are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments, and that expire on November 13, 2028; and (iv) the Bridge Warrants were exchanged for Company Warrants for no additional consideration that are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments, and that expire on November 6, 2028. Accordingly, upon closing of the Subsequent Financing, the Company had outstanding approximately $17.8 million aggregate principal amount of Convertible Notes and Company Warrants to purchase up to 7,696,627 shares of the Class A Common Stock, at an exercise price of $0.808, subject to certain adjustments. The terms of the Original Warrant for the purchase of up to 1,500,000 shares of Class A Common Stock were not affected by the Subsequent Financing. See Note 7 — Long-Term Debt and Warrants in the consolidated financial statements located elsewhere in this Annual Report for information about the fair value of the Convertible Notes and Company Warrants as of December 31, 2023.

Since December 31, 2023, the Company has closed on subsequent financings under the Subsequent Financing Agreement (as further amended or modified on January 19, 2024, January 31, 2024, February 26, 2024, March 7, 2024 and April 10, 2024) on January 19, 2024, February 26, 2024, March 5, 2024, March 7, 2024, March 8, 2024, and March 15, 2024. As of April 10, 2024, the aggregate principal amount of all outstanding Convertible Notes (including any paid-in-kind interest) was $31.8 million and there were Company Warrants and Original Warrants outstanding to purchase 14,823,917 shares of Class A Common Stock at an exercise price of $0.808, subject to certain adjustments, and that expire on dates ranging from August 4, 2028 to March 15, 2029.

Material Terms of Subsequent Financing Agreement

The Subsequent Financing Agreement contains customary representations, warranties and agreements by the Company, including an agreement to indemnify the Investors against certain liabilities. The Subsequent Financing Agreement also contains covenants that require us to, among other things: (i) notify JMCM of the Company’s intention to engage in negotiations relating to any sale, transfer or other disposition of all or substantially all of the property and assets or business related to the launch services segment of the Company or its subsidiaries (the “Launch Services Business”), and if JMCM informs us that it has an interest in acquiring the Launch Services Business, we will engage in good faith negotiations with JMCM; (ii) offer the holders of the Convertible Notes, so long as any Convertible Notes remain outstanding, participation rights in future offerings of any equity, equity-linked, equity equivalent securities or securities convertible into or exercisable for equity (excluding offerings of Class A Common Stock through an approved at-the-market equity program), subject to limited exceptions; (iii) not effect or enter into any “Variable Rate Transactions” (as defined in the Subsequent Financing Agreement); and (iv) seek stockholder approval (the “Stockholder Approvals”) in accordance with the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”) with respect to the issuance of the shares of Class A Common Stock issuable upon exercise of the Company Warrants in excess of the limitations imposed by such rules and the shares of Class A Common Stock issuable upon conversion of the Convertible Notes in excess of the limitations imposed by such rules (such shares of Class A Common Stock issuable upon exercise of the Company Warrants or conversion of the Convertible Notes, the “Subsequent Underlying Shares”).

The Subsequent Financing Agreement also provides that for 45 days after the closing date, we and our subsidiaries may not, directly or indirectly, register, offer, sell, grant any option or right to purchase, issue or otherwise dispose of, including make any filing to do the same, any equity or equity-linked securities, subject to limited exceptions, including without limitation, sales pursuant to the Company’s ATM Sales Agreement (as defined in the Subsequent Financing Agreement).

The representations, warranties and covenants contained in the Subsequent Financing Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

Further, subject to the satisfaction of the conditions in the Purchase Agreement, we may issue and sell additional Convertible Notes such that the maximum Stated Principal Amount for all Convertible Notes does not exceed $25.0 million, along with additional Company Warrants to purchase the aggregate number of shares of Class A Common Stock equal to 35% of the aggregate principal amount of the additional Convertible Notes issued divided by $0.808, in one or more Subsequent Closings (as defined in the Subsequent Financing Agreement).

The foregoing description of the Subsequent Financing Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of Annex I-A to the Omnibus Amendment No. 3 Agreement, dated as of November 21, 2023, between the Company, its subsidiaries, JMCM, AMCE II, the Kemp Trust and Dr. London and GLAS Americas, LLC, as collateral agent, which is incorporated by reference as Exhibit 10.26 to this Annual Report.

Also, since December 31, 2023, the Company and the investors in the Convertible Notes, Company Warrants and Original Warrants amended or modified the Subsequent Financing Agreement and the Convertible Notes on January 19, 2024 (the “January 19 Amendment”), January 31, 2024 (the “January 31 Amendment”), February 26, 2024 (the “February Amendment”) and April 10, 2024 (the “April Amendment” and together with the January 19 Amendment, the January 31 Amendment and the February Amendment, the “Amendments”).

The January 19 Amendment extended the date by which a Subsequent Closing (as defined the Subsequent Financing Agreement) may occur without the consent of a majority-in-interest of the Convertible Notes from January 20, 2024, to February 19, 2024, which date was further extended by the February Amendment to April 30, 2024, and then again by the April Amendment to June 30, 2024.

The February Amendment also increased the maximum amount of the Aggregate Stated Principal Amount (as defined in the Subsequent Financing Agreement) of the Convertible Notes from $25.0 million to $35.0 million, which amount was subsequently increased to $50.0 million pursuant to the April Amendment.

The April Amendment also amended the Subsequent Financing Agreement by extending all obligations of the Company that are due on May 1, 2024 (other than the amortization payment due under the Convertible Notes) to August 1, 2024, as well as extending the date by which the Company must obtain the Stockholder Approval required under Section 4(c)(c) of the Subsequent Financing Agreement to the later to occur of (i) August 1, 2024, or (ii) the first annual meeting of stockholders to take place after November 21, 2023.

The description of the Amendments is qualified in its entirety by reference to the complete text of the Amendments which are incorporated by reference as Exhibit 10.28, 10.30, 10.31 and 10.34 to this Annual Report.

Material Terms of the Securities issued in the Original Financing and the Subsequent Financing in effect on December 31, 2023 (as amended)

Original Warrants

The Original Warrants expire August 4, 2028 and were immediately exercisable upon issuance at an exercise price of $6.75 per share (or $0.45 per share before the Reverse Stock Split), subject to certain adjustments. The exercise price of the Original Warrants, and the number of Original Warrant Shares potentially issuable upon exercise of the Original Warrants, will be adjusted proportionately if the Company subdivides its shares of common stock into a greater number of shares or combines its shares of common stock into a smaller number of shares. In addition, until the earlier to occur of (i) such date as we have completed Equity Issuances (as defined in the Original Warrants) after August 4, 2023 for gross proceeds of at least $20.0 million, and (ii) August 4, 2024, if we grant, issue or sell or are deemed to have granted, issued or sold, any shares of Class A Common Stock (excluding any Excluded Securities (as defined in the Warrants)) for a consideration per share (the “New Issuance Price”) less than a price equal to the Initial Warrant exercise price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (such Exercise Price then in effect is referred to herein as the “Applicable Price”) (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the exercise price then in effect for the Original Warrants will be reduced to an amount equal to the New Issuance Price. The exercise price for the Original Warrants were adjusted in connection with the Reverse Stock Split and also in connection with the Subsequent Financing (described above). The current exercise price for the Original Warrants is $0.808 per Original Warrant.

The Original Warrants were registered under the Securities Act of 1933 (the "Act") pursuant to a shelf registration statement and a prospectus supplement filed on August 4, 2023.

Convertible Notes

The Convertible Notes were not issued pursuant to an indenture. The Convertible Notes mature on November 15, 2025 (the “Maturity Date”), provided that the Maturity Date may be extended upon the written agreement of the Company and the holders of the Convertible Notes. On the Maturity Date, we will pay the holders of the Convertible Notes an amount in cash equal to (i) the then-outstanding Stated Principal Amount (as defined in the Convertible Notes) of the Convertible Notes, multiplied by (ii) the then applicable Minimum Return (as defined in the Convertible Notes) amount in effect at such time, plus accrued and uncapitalized interest on the Convertible Notes (such amount, the “Minimum Return Maturity Amount”); provided that if the Maturity Date has been extended we will pay such holders an amount in cash equal to the greater of (x) the Minimum Return Maturity Amount and (y) the then-outstanding principal amount plus any accrued and uncapitalized interest on the Convertible Notes. In the event that any prepayment or redemption of the Convertibles Notes is made in full prior to the Maturity Date (or is deemed to have occurred in the case of an Event of Default Acceleration Event (as defined in the Convertible Notes)), we will pay in full all outstanding obligations under the Convertible Notes, which will include the payment, if applicable, of any Minimum Return amount (as defined in the Convertible Notes), which ranges from 150% to 175% of the outstanding Stated Principal Amount of the Convertible Notes depending on the timing of the prepayment or redemption event.

The Convertible Notes bear interest at 12.0% per annum, payable in kind, which interest rate would increase to 15.0% per annum upon the existence of an Event of Default (as defined in the Convertible Notes). Interest on the Convertible Notes accrues from the date of issuance. Interest on the Convertible Notes is payable in kind on each February 1, May 1, August 1 and November 1, beginning February 1, 2024 (for those Convertible Notes issued before February 1, 2024).

The Convertible Notes are issued by us and each of our subsidiaries, as co-issuers. The Convertible Notes are secured by first-priority security interests in all tangible and intangible assets, now owned and hereafter created or acquired, of the Company and its subsidiaries, subject to customary exceptions, and are guaranteed by the Company and all of its subsidiaries.

We are required to make quarterly amortization payments under each Convertible Note on each February 1, May 1, August 1 and November 1, beginning February 1, 2024, payable in cash in an amount equal to 11.11% of the initial Stated Principal Amount (as defined in such Convertible Note) of such Convertible Note, provided that the holder of a Convertible Note, in its sole discretion, may agree to defer its quarterly amortization payment to the subsequent amortization payment date pursuant to the terms of its Convertible Note. Holders of Convertible Notes issued prior to February 1, 2024, agreed on January 31, 2024, to defer the February 1, 2024, amortization payment to May 1, 2024, at which time we will be required to pay such holders 22.22% of the initial Stated Principal Amount.

Holders of the Convertible Notes may, at their option, prior to the second scheduled trading day immediately before the Maturity Date, convert all or any portion of the outstanding amount of their Convertible Notes into shares of Class A Common Stock, at an initial conversion rate of 1,237.6238 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $0.808 per share of Class A Common Stock. The conversion rate will be subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transactions.

Holders of the Convertible Notes have the right to require we repurchase the Convertible Notes upon the occurrence of a Fundamental Change (as defined in the Convertible Notes) for a cash price equal to the greater of (i) the then-outstanding principal amount of Convertible Notes to be repurchased, or (ii) the then applicable Minimum Return amount in effect at such time multiplied by the then-outstanding Stated Principal Amount of Convertible Notes to be repurchased, in each case, plus the accrued and uncapitalized interest on the Convertible Notes; provided that if such Fundamental Change consists of an ASE Disposition (as defined in the Convertible Notes), such offer may be limited to the maximum aggregate then-outstanding principal amount of Convertible Notes that may be repurchased to the extent that the aggregate Fundamental Change Repurchase Prices therefor would not exceed the net cash proceeds from such ASE Disposition in excess of $5.0 million. The holders have agreed that the Merger, including any filings required by the holders or any other person or persons with the SEC in connection with the Merger Agreement will not constitute a Fundamental Change.

After the first effective date of any Specified Fundamental Change (as defined in the Convertible Notes), provided the Equity Conditions (as defined in the Convertible Notes) are satisfied, the Company may redeem all (but not less than all) of the then-outstanding principal amount of the Convertible Notes for a cash price equal to the greater of (i) the then-outstanding principal amount of Convertible Notes to be redeemed, or (ii) the then applicable Minimum Return amount in effect at such time multiplied by the then-outstanding Stated Principal Amount of Convertible Notes to be redeemed, in each case, plus the accrued and uncapitalized interest on the Convertible Notes. We may not redeem any amounts under the Convertible Notes prior to the Specified Fundamental Change Trigger Date (as defined in the Convertible Notes). The holders of the Convertible Notes have agreed that the transaction contemplated by the Merger Agreement, including any filings required by the holders or any other person or persons with the SEC in connection with the Merger Agreement will not constitute a Fundamental Change.

Unless the Company obtains the Stockholder Approvals, we will be prohibited from issuing any shares of Class A Common Stock upon conversion of the Convertible Notes if the issuance of such shares of Class A Common Stock would exceed 19.99% of the Company’s outstanding shares of Class A Common Stock as of the date of the Subsequent Financing Agreement or otherwise exceed the aggregate number of shares of Class A Common Stock which the Company may issue without breaching the Company’s obligations under the Nasdaq listing rules.

We are also subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, investment transactions, the existence of liens, distributions, restricted issuances, the transfer, sale or disposition of assets and the delivery of annual budgets, among other matters.

If an Event of Default under the Convertible Notes occurs, the principal amount thereof, together with accrued interest thereon, may become immediately due and payable.

The Convertible Notes were amended after December 31, 2023, primarily to extend the due date of the first amortization payment to May 1, 2024, increase the maximum amount of Aggregate Stated Principal of the Convertible Notes from $25.0 million to $50.0 million and to extend certain other dates to August 1, 2024. The foregoing description of the Convertible Notes does not purport to be complete and is qualified in its entirety by reference to the complete text of the Convertible Note incorporated by reference as Exhibit 4.11 to the Annual Report.

Company Warrants

The Company Warrants are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments and expire on dates ranging from November 6, 2028, through March 15, 2029. The exercise price of the Company Warrants, and the number of shares of Class A Common Stock potentially issuable upon exercise of the Company Warrants, will be adjusted proportionately if the Company subdivides its shares of Class A Common Stock into a greater number of shares or combines its shares of Class A Common Stock into a smaller number of shares.

In the event of a Fundamental Transaction (as defined in the Company Warrants) that is (i) an all cash transaction, (ii) a “Rule 13e-3 transaction” as defined in Rule 13e-3 under the Securities Exchange Act of 1934, as amended, or (3) a Fundamental Transaction involving a person or entity not traded on a national securities exchange, the Company will be required, at the option of the holder of the Company Warrant, to (x) purchase such holder’s Company Warrant by paying to such holder an amount of cash equal to the Black-Scholes Value (as defined in the Company Warrants) of the remaining unexercised portion of such Company Warrant on the date of the consummation of such Fundamental Transaction or (y) exchange the Company Warrant for a security of the Successor Entity (as defined in the Company Warrants) evidenced by a written instrument substantially similar in form and substance to the Company Warrants, including, without limitation, which is exercisable for a corresponding number of shares of capital stock equivalent to the shares of Class A Common Stock acquirable and receivable upon exercise of the Company Warrant prior to such Fundamental Transaction, and with an exercise price which applies the exercise price under the Company Warrant to such shares of capital stock (but taking into account the relative value of the shares of Class A Common Stock pursuant to such Fundamental Transaction and the value of such shares of capital stock, such adjustments to the number of shares of capital stock and such exercise price being for the purpose of protecting the economic value of the Company Warrant immediately prior to the consummation of such Fundamental Transaction). The holders of Company Warrants have agreed that the Merger, including any filings required by any holders or any other person or persons with the SEC in connection with the Merger Agreement will not constitute a Fundamental Transaction.

Unless the Company obtains the Stockholder Approvals, the Company will be prohibited from issuing any shares of Class A Common Stock upon exercise of the Company Warrants if the issuance of such shares of Class A Common Stock would exceed 19.99% of the Company’s outstanding shares of Class A Common Stock as of the date of the Subsequent Financing Agreement or otherwise exceed the aggregate number of shares of Class A Common Stock which the Company may issue without breaching the Company’s obligations under the Nasdaq listing rules.

The foregoing description of the Company Warrants does not purport to be complete and is qualified in its entirety by reference to the complete text of the Form of Company Warrant incorporated by reference as Exhibit 4.7 to this Annual Report.

No Registration. Registration Rights.

The Convertible Notes, the Company Warrants, and the Subsequent Underlying Shares have not been, and the Convertible Notes and the Company Warrants will not be registered under the Act or the securities laws of any other jurisdiction. The Convertible Notes and Company Warrants were offered and sold to the Investors in a transaction exempt from registration under the Act in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. The Investors are “accredited investors,” as defined in Regulation D, and are acquiring the Convertible Notes, the Company Warrants and any Subsequent Underlying Shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Pursuant to the Subsequent Financing Agreement, we are required to file a registration statement with the SEC no later than May 1, 2024 to register the resale of all Subsequent Underlying Shares, which date was extended to August 1, 2024, by the April Amendment.

Summary Statement of Cash Flows for the Years Ended December 31, 2023 and 2022

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Year Ended December 31,		Period over period change
(in thousands)	2023	2022	$	%
Net cash used in operating activities	$(103,268)	$(175,438)	$72,170	(41)%
Net cash provided by (used in) investing activities	61,120	(117,359)	178,479	(152)
Net cash provided by financing activities	13,953	1,434	12,519	873
Net decrease in cash and cash equivalents	$(28,195)	$(291,363)	$263,168	(90)%

Cash Flows used in Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and general and administrative and working capital. Our operating cash inflows include cash from milestone billing under certain Launch Services and Space Products contracts. These cash inflows are more than offset by our payments to suppliers for production materials and parts used in our manufacturing process as we ramp up our production, payments to our employees and other operating expenses.

For the year ended December 31, 2023, net cash used in operating activities was $103.3 million. The primary factors affecting the Company’s operating cash flows during the period were a net loss of $178.4 million. This is offset by $63.7 million of non-cash charges, including $28.9 million loss on extinguishment of debt, $22.0 million loss on change in fair value of convertible notes, stock-based compensation expense of $11.6 million, $6.5 million loss on change in fair value of warrants depreciation and amortization expense of $6.3 million, non-cash lease expense of $3.4 million related to other non-cash charges, partially offset by a gain on change in fair value of contingent consideration of $23.9 million. Changes in operating working capital items representing cash used of $11.4 million is mainly due to an increase in inventories of $11.2 million, and decreases in accrued expense and other current liabilities of $4.4 million and lease liabilities of $3.0 million, partially offset by increases in accounts payable of $5.3 million, and decreases in trade accounts receivable of $3.9 million and other current assets of $4.3 million.

For the year ended December 31, 2022, net cash used in operating activities was $175.4 million. The primary factors affecting the Company’s operating cash flows during the period were a net loss of $411.4 million. This is offset by non-cash charges including impairment expense $76.9 million, stock-based compensation expense of $55.9 million, inventory reserves including write-offs and net realizable value write-downs of $18.8 million, loss on change in fair value of contingent consideration of $20.2 million, depreciation and amortization expense of $13.3 million and non-cash lease expense of $3.5 million. Changes in operating working capital items is mainly due to decrease in inventories of $17.1 million, accounts payable of $4.2 million, trade accounts receivable of $3.5 million, lease liabilities of $3.2 million, accrued expense and other current liabilities of $4.0 million, and other non-current assets of $1.0 million. Changes in operating working capital items were partially offset by an increase in other non-current liabilities of $22.0 million, prepaid and other current assets of $0.5 million.

Cash Flows used in Investing Activities

For the year ended December 31, 2023, net cash provided by investing activities was $61.1 million, which was primarily due to maturities of marketable securities of $61.0 million and proceeds from sales of marketable securities of $9.0 million, partially offset by purchases of property, plant and equipment of $8.9 million mainly related to the construction of our manufacturing facility at our corporate headquarters in Alameda, California.

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

Cash Flows from Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities amounted to $14.0 million and consisted primarily of $19.6 million proceeds from our financing arrangements, $1.1 million from the sale of shares of our Class A Common Stock through our ATM program, $1.0 million proceeds from issuance of warrants to purchase Class A Common Stock, $0.8 million proceeds from sales of our Class A Common Stock and issuance of our shares under equity plans, partially offset by $4.5 million repayments of principal on our financing arrangements and $2.6 million cash paid in the settlement of our contingent consideration obligation.

For the year ended December 31, 2022, net cash provided by financing activities amounted to $1.4 million and consisted primarily of proceeds from the sale of shares of the Company’s Class A Common Stock and issuance of shares of Class A Common Stock under equity plans.

Compliance With Continued Listing Standards of Nasdaq Capital Market

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

On September 12, 2023, we amended our existing Second Amended and Restated Certificate of Incorporation, to implement the Reverse Stock Split by filing the Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware. For additional information about the Reverse Stock Split, including retroactive restatement of previously reported prior period share and per share amounts, see Note 1 –Description of Business, Basis of Presentation and Significant Accounting Policies, Reverse Stock Split, included in the Notes to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report. The Amendment became effective at 4:01 PM Eastern Time on September 13, 2023 (the “Effective Time”), thereby giving effect to the Reverse Stock Split. The Class A Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market at the opening of trading on September 14, 2023. The trading symbol for the Class A Common Stock remained “ASTR.” The Class A Common Stock was assigned a new CUSIP number (04634X202) following the Reverse Stock Split. The closing per share price of our Class A Common Stock, as of September 14, 2023 on the Nasdaq Capital Market was $2.13.

On September 28, 2023, we received notice from Nasdaq Capital Market that we had regained compliance with Nasdaq's minimum price requirement. Notwithstanding this, we are not currently in compliance with the Minimum Bid Price Requirement because as of the date of this Annual Report, our per share closing bid price has been below $1.00 for the past thirty consecutive trading days. On April 17, 2024, we received a notice of noncompliance of this listing standard from Nasdaq.

Recent Accounting Pronouncements

See Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies, included in the Notes to the consolidated financial statements included elsewhere in this Annual Report for more information about recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, including the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition and our results of operations.

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

Interest Rate Risk

As of December 31, 2023, we had no cash equivalents invested in money market funds or marketable securities, which prior to the liquidation of our marketable securities portfolio in August 2023, have consisted of U.S. Treasury securities, corporate debt securities, commercial paper and asset backed securities. If we invest our excess cash in marketable securities in the future, our interest rate risk may increase. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. There was no material interest rate risk for the years ended December 31, 2023 and 2022.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in raw material and overhead costs, could impair our operating results. Although there has been a significant increase in inflation recently, it has not had a substantial impact on our results of operations for the year ended December 31, 2023. However, a higher rate of inflation in the future may have an adverse effect on our ability to recover increasing costs and we might not be able to pass along cost increases to our customers.

Foreign Currency Risk

There was no material foreign currency risk for the years ended December 31, 2023 and 2022. Our activities to date have been limited and were conducted in the United States, however we may service foreign customers in the future, which may introduce foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ASTRA SPACE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Astra Space, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Astra Space, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ (deficit) equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and has additional capital needs to proceed with its business plan and has stated that these events or conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Convertible Notes

As described in Note 5 to the consolidated financial statements, the Company had $63.5 million of convertible notes measured at fair value as of December 31, 2023. The convertible notes are measured at fair value using a Monte Carlo simulation model with inputs that are unobservable Level 3 inputs and reflect management's judgments about assumptions that market participants would use to determine a current transaction price. The significant unobservable inputs utilized within the Monte Carlo simulation model for the fair value of the convertible notes include the risk-adjusted discount rate and equity volatility.

The principal considerations for our determination that performing procedures relating to the valuation of convertible notes is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the convertible notes; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to the risk-adjusted discount rate and equity volatility; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the completeness and accuracy of the underlying data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) evaluating the appropriateness of the Monte Carlo simulation model used in developing the fair value estimate of the convertible notes and (b) developing an independent range of prices for a sample of convertible notes using independently determined assumptions related to risk-free and risk-adjusted discount rates and equity volatility and comparing the independent range of prices to management’s estimate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

April 17, 2024

We have served as the Company’s auditor since 2022.

ASTRA SPACE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,949	$33,644
Restricted cash	1,500	—
Marketable securities	—	69,173
Trade accounts receivable	1,444	5,327
Inventories	15,375	4,142
Prepaid and other current assets	9,181	13,496
Total current assets	31,449	125,782
Non-current assets:
Property, plant and equipment, net	26,852	24,271
Right-of-use asset	9,433	12,813
Intangible assets, net	7,886	10,132
Other non-current assets	1,800	1,701
Total assets	$77,420	$174,699

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,798	$1,799
Operating lease obligation, current portion	3,802	3,800
Contingent consideration	—	33,900
Contract liabilities, current portion	26,951	24,137
Accrued expenses and other current liabilities	13,651	17,906
Warrants to purchase common stock (1)(4)	18,554	—
Senior Secured Convertible Notes - current (2)(3)	63,520	—
Total current liabilities	131,276	81,542
Non-current liabilities:
Operating lease obligation, net of current portion	6,056	9,051
Contract liabilities, net of current portion	13,416	—
Other non-current liabilities	2,111	1,796
Total liabilities	152,859	92,389

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 18,885,500 and 14,246,498 shares issued and outstanding as of December 31, 2023 and 2022, respectively	22	22
Class B common stock, $0.0001 par value; 65,000,000 shares authorized; 3,702,613 shares issued and outstanding as of December 31, 2023 and 2022	6	6
Additional paid in capital	1,922,730	1,902,213
Accumulated other comprehensive loss	—	(110)
Accumulated deficit	(1,998,197)	(1,819,821)
Total stockholders’ (deficit) equity	(75,439)	82,310
Total liabilities and stockholders’ (deficit) equity	$77,420	$174,699

(1) Warrants to purchase common stock includes Company Warrants issued to our Chief Executive Officer (the "CEO") and our Chief Technology Officer (the "CTO") in conjunction with the Convertible Notes issued November 21, 2023. As of December 31, 2023, the fair values of the CEO's and CTO's Company Warrants were $1.8 million and $0.9 million, respectively.

(2) The CEO and CTO hold Convertible Notes whose fair values were $7.1 million and $3.6 million, respectively as of December 31, 2023.

(3) A related party held Convertible Notes with a fair value of $5.1 million as of December 31, 2023.

(4) Warrants to purchase common stock includes Company Warrants issued to a related party in conjunction with the Convertible Notes issued November 21, 2023. As of December 31, 2023, the fair value of the Company Warrants was $2.2 million.

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues
Launch services	$—	$5,899
Space products	3,874	3,471
Total revenues	3,874	9,370
Cost of revenues
Launch services	—	28,193
Space products	1,812	1,337
Total cost of revenues	1,812	29,530
Gross profit (loss)	2,062	(20,160)
Operating expenses:
Research and development(3)	95,408	140,666
Sales and marketing	5,607	17,401
General and administrative(3)(4)	46,422	85,285
Impairment expense	—	76,889
Goodwill impairment	—	58,251
(Gain) loss on change in fair value of contingent consideration	(23,900)	20,200
Total operating expenses	123,537	398,692
Operating loss	(121,475)	(418,852)
Interest income	1,962	1,748
Interest expense	(3,619)	—
Other income (expense), net	2,118	5,666
Loss on change in fair value of Convertible Notes(2)	(21,960)	—
Loss on change in fair value of warrants(1)	(6,529)	—
Loss on extinguishment of debt	(28,873)	—
Loss before taxes	(178,376)	(411,438)
Income tax provision	—	—
Net loss	$(178,376)	$(411,438)

Net loss per share:
Weighted average number of shares of Class A common stock outstanding – basic and diluted	15,521,073	14,011,861
Net loss per share of Class A common stock – basic and diluted	$(9.28)	$(23.23)
Weighted average number of shares of Class B common stock outstanding – basic and diluted	3,702,613	3,702,613
Net loss per share of Class B common stock – basic and diluted	$(9.28)	$(23.23)

(1) The Company incurred losses on change in fair value of Company Warrants held by the CEO and CTO of $0.6 million and $0.3 million, respectively.

(2) The Company incurred losses on changes in fair value of the Convertible Notes held by the CEO and CTO of $2.5 million and $1.2 million, respectively.

(3) The Company recognized compensation expense of $3.7 million and $1.9 million in General and administrative and Research and development, respectively, representing the excess of the fair value of the Convertible Notes and Company Warrants issued to our CEO and CTO, respectively, over the cash consideration paid for the Convertible Notes and Company Warrants.

(4) The Company made purchases of $1.0 million from a related party during the year ended December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA SPACE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(178,376)	$(411,438)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities	110	(110)
Total comprehensive loss	$(178,266)	$(411,548)

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA SPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	13,830,074	22	3,702,613	6	1,844,875	-	(1,408,383)	436,520
Stock-based compensation	-	-		-	55,904	-	-	55,904
Issuance of common stock under equity plans	392,484	-	-	-	1,434	-	-	1,434
Issuance of common stock as consideration for the commitment under the Common Stock Purchase agreement (Note 13)	23,940							-
Unrealized (loss) on available-for-sale marketable securities	-	-	-	-	-	(110)	-	(110)
Net loss	-	-	-	-	-	-	(411,438)	(411,438)
Balance as of December 31, 2022	14,246,498	$22	3,702,613	$6	$1,902,213	$(110)	$(1,819,821)	$82,310
	—	—	—	—	—	—	—	—

Year Ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2022	14,246,498	$22	3,702,613	$6	$1,902,213	$(110)	$(1,819,821)	$82,310
Stock-based compensation	-	-	-	-	11,574	-	-	11,574
Issuance of common stock under equity plans	390,086	-	-	-	727	-	-	727
Reverse stock split rounding adjustment	90,533	-	-	-	-	-	-	-
Warrants to purchase common stock					13			13
Issuance of Class A shares, net of costs - ATM	449,863	-	-	-	1,070	-	-	1,070
Issuance of common stock in settlement of contingent consideration	3,708,520	-	-	-	7,133	-	-	7,133
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	110	-	110
Net loss	-	-	-	-	-	-	(178,376)	(178,376)
Balance as of December 31, 2023	18,885,500	$22	3,702,613	$6	$1,922,730	$-	$(1,998,197)	$(75,439)

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(178,376)	$(411,438)
Adjustments to reconcile net loss to cash flows used in operating activities
Stock-based compensation	11,574	55,904
Impairment expense	—	76,889
Goodwill impairment	—	58,251
Depreciation	4,069	10,368
Amortization of intangible assets	2,247	2,960
Inventory write-downs	—	18,828
Non-cash lease expense	3,380	3,467
Discount accretion on Original Note	4,448	—
(Gain) loss on change in fair value of contingent consideration	(23,900)	20,200
Gain on settlement of contingent consideration	(316)	—
Loss on extinguishment of debt	28,873	—
Loss on change in fair value of Convertible Notes(1)	21,960	—
Loss on change in fair value of warrant liabilities(2)	6,529	—
Compensation for excess of fair value of convertible notes over Founder's contributions(3)	5,571
Accretion (Amortization) of marketable securities purchased at a premium (discount)	(716)	(421)
Loss on marketable securities	5	24
Changes in operating assets and liabilities:
Trade accounts receivable	3,881	(3,511)
Inventories	(11,232)	(17,093)
Prepaid and other current assets	4,315	538
Other non-current assets	(100)	(980)
Accounts payable	5,347	(4,186)
Lease liabilities	(2,992)	(3,233)
Accrued expenses and other current liabilities	(4,379)	(3,971)
Contract liabilities	16,229	—
Other non-current liabilities	315	21,966
Net cash used in operating activities	$(103,268)	$(175,438)
Cash flows from investing activities:
Acquisition of trademark	—	(850)
Purchases of marketable securities	—	(157,837)
Proceeds from sales of marketable securities	8,984	7,700
Proceeds from maturities of marketable securities	61,010	81,251
Purchases of property, plant and equipment	(8,874)	(47,623)
Net cash provided by (used in) investing activities	$61,120	$(117,359)
Cash flows from financing activities:
Proceeds from issuance of Original Note, net of discount	12,125	—
Repayments of Original Note	(4,500)	—
Third-party issuance costs related to Original Note	(1,355)	—
Proceeds from issuance of Bridge Financing	4,475	—
Proceeds from issuance of Founders Notes	3,000	—
Proceeds from issuance of warrants to purchase common stock	962	—
Proceeds from issuance of common stock under equity award and purchase plans	727	1,434
Payment of contingent consideration related to acquisitions	(2,551)	—
Issuance of Class A common stock, net of costs - ATM	1,070	—
Net cash provided by financing activities	$13,953	$1,434
Net decrease in cash and cash equivalents	$(28,195)	$(291,363)
Cash and cash equivalents and restricted cash at beginning of period	33,644	325,007
Cash and cash equivalents and restricted cash at end of period	$5,449	$33,644
Non-cash investing and financing activities:
Right of use assets obtained in exchange for operating lease obligations	$1,313	$—

Assets acquired included in accounts payable, accrued expenses and other current liabilities	$1,129	$1,893
Warrants to purchase common stock in conjunction with issuance of Original Note	$6,005	$—
Warrants to purchase common stock in conjunction with issuance of Senior Secured Convertible Notes	$5,070	$—
Issuance of Class A common stock upon settlement of contingent consideration	$7,133	$—
Supplemental disclosures of cash flow information:
Cash paid for interest and penalties on Original Notes	$774	$15

(1) Warrants to purchase common stock includes Company Warrants issued to our CEO and our CTO in conjunction with the Convertible Notes issued November 21, 2023. As of December 31, 2023, the fair value of these Company Warrants was $1.8 million and $0.9 million, respectively. The Company incurred losses on change in fair value of Company Warrants held by the CEO and CTO of $0.6 million and $0.3 million, respectively.

(2) The CEO and CTO hold Convertible Notes whose fair values were $7.1 million and $3.6 million, respectively as of December 31, 2023. The Company incurred losses on changes in fair value of the Convertible Notes held by the CEO and CTO of $2.5 million and $1.2 million respectively.

(3) The Company recognized compensation expense of $3.7 million and $1.9 million representing the excess of the fair value of the Convertible Notes and Company Warrants issued to our CEO and CTO, respectively, over the cash consideration paid for the Convertible Notes and Company Warrants.

The accompanying notes are an integral part of these consolidated financial statements

ASTRA SPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies

Astra Space, Inc. (the “Company” or “Astra”) designs, tests, manufactures and operates the next generation of Launch Services and Space Products and services that it expects to enable a new generation of global communications, earth observations, precision weather monitoring, navigation, and surveillance capabilities. The Company's mission is to Improve Life on Earth from Space® through greater connectivity and more regular observations and to enable a wave of innovation in Low Earth Orbit ("LEO") by expanding its space platform offerings. Currently, the Company's business consists of two segments, a mobile orbital launch system (“Launch Services”) and a space products business that produces the Astra Spacecraft Engine® products (“Space Products”).

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The impact of these reclassifications was not material to the consolidated financial statements for the periods presented.

Merger Agreement

On March 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Apogee Parent Inc. (“Parent”) and Apogee Merger Sub Inc. (“Merger Sub”) pursuant to which Merger Sub will merger with and into the Company, with the Company as the surviving corporation. The Merger Agreement was approved by stockholders holding the requisite voting power on March 7, 2024 and is expected to close during the second quarter of 2024. Once completed, the Company will no longer be a public company and is expected to delist from Nasdaq. See Note 15 — Subsequent Events for more information.

Reverse Stock Split

On July 6, 2023, the board of directors of the Company (the “Board”) approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to effect (a) a 1-for-15 reverse stock split of the shares of the Company’s Class A Common Stock (the “Class A Common Stock”), par value $0.0001 per share, and (b) a 1-for-15 reverse stock split of the shares of the Company’s Class B Common Stock (the “Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"), par value $0.0001 per share (collectively, the “Reverse Stock Split”). The stockholders of the Company, at the 2023 annual meeting held on June 8, 2023 (the “Annual Meeting”), had previously approved the Reverse Stock Split at a ratio in the range of 1-for-5 to 1-for-15, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse stock split to be determined by the Board, in its discretion, no later than June 8, 2024.

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

Unless otherwise noted, share numbers and per share amounts in these consolidated audited financial statements reflect the Reverse Stock Split.

Impact of the Reverse Stock Split

The impacts of the Reverse Stock Split were applied retroactively for all periods presented in accordance with applicable guidance. Therefore, prior period amounts are different than those previously reported. Certain amounts within the following tables may not foot due to rounding.

	December 31, 2022			December 31, 2021
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A common stock	213,697,468	(199,450,970)	14,246,498	207,451,107	(193,621,033)	13,830,074
Class B common stock	55,539,188	(51,836,575)	3,702,613	55,539,189	(51,836,576)	3,702,613

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	Year Ended December 31, 2022
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A common stock:
Weighted average shares outstanding - basic and diluted	210,177,911	(196,166,050)	14,011,861
Loss per share - basic and diluted	$(1.55)	$(21.68)	$(23.23)
Class B common stock:
Weighted average shares outstanding - basic and diluted	55,539,188	(51,836,575)	3,702,613
Loss per share - basic and diluted	$(1.55)	$(21.68)	$(23.23)

The following outstanding stock options and restricted stock units exercisable or issuable into shares of Class A Common Stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	December 31, 2022
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Stock options	6,486,468	(6,054,037)	432,431
Restricted stock units	16,121,844	(15,047,054)	1,074,790
Total antidilutive shares excluded from loss per share - diluted	22,608,312	(21,101,091)	1,507,221

Restricted stock awards were adjusted retroactively to give effect to the Reverse Stock Split for the year ended December 31, 2022:

	As Previously Reported		Impact of Reverse Stock Split		As Adjusted
	No. of Options	Weighted- Average Exercise Price	No. of RSUs	Weighted- Average Exercise Price	No. of RSUs	Weighted- Average Exercise Price
Outstanding – December 31, 2021	10,678,818	$9.20	(9,966,896)	$128.80	711,922	$138.00
Granted	17,337,752	2.12	(16,181,901)	29.68	1,155,851	31.80
Vested	(4,640,946)	8.24	4,331,549	115.36	(309,397)	123.60
Forfeited	(7,253,780)	5.82	6,770,194	81.48	(483,586)	87.30
Outstanding - December 31, 2022	16,121,844	$3.35	(15,047,054)	$46.90	1,074,790	$50.25

Stock options were adjusted retroactively to give effect to the Reverse Stock Split for the year ended December 31, 2022:

	As Previously Reported		Impact of Reverse Stock Split		As Adjusted
	No. of Options	Weighted- Average Exercise Price	No. of Options	Weighted- Average Exercise Price	No. of Options	Weighted- Average Exercise Price
Outstanding – December 31, 2021	20,326,384	$7.52	(18,971,291)	$105.28	1,355,093	$112.80
Granted	1,992,027	3.22	(1,859,225)	45.08	132,802	48.30
Exercised	(786,703)	0.45	734,256	6.30	(52,447)	6.75
Forfeited	(4,536,520)	8.19	4,234,085	114.66	(302,435)	122.85
Expired	(746,587)	8.02	696,815	112.28	(49,772)	120.30
Outstanding - December 31, 2022	16,248,601	$7.11	(15,165,360)	$99.54	1,083,241	$106.65

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

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date these audited consolidated financial statements are issued. Since inception, the Company has incurred significant operating losses and has an accumulated deficit of approximately $2.0 billion. As of December 31, 2023, the Company’s existing sources of liquidity included cash and cash equivalents of $3.9 million. The Company believes that its current level of cash and cash equivalents is not sufficient to fund commercial scale production and sale of its services and products. Since December 31, 2023, the Company has raised gross proceeds of approximately $13.9 million through the sale of Convertible Notes and the sale of Common Stock Purchase Warrants (the “Company Warrants”), exercisable into 5,627,290 shares of the Company’s Class A Common Stock. See Note 15 — Subsequent Events for more information about the sale and issuance of the Convertible Notes and Company Warrants after December 31, 2023.

To proceed with the Company’s business plan and continue the Company's business operations, the Company will need to raise substantial additional funds through the issuance of additional debt, equity or both. Under the terms of the Merger Agreement, the Company is restricted from incurring new debt or issuing equity except through the offer and sale of the Convertible Notes and Company Warrants. See Note 7 —Long-Term Debt and Warrants for information about the terms of the Convertible Notes and Company Warrants. The Merger Agreement further prohibits the Company from issuing Convertible Notes or Company Warrants to any person prior to the consummation of the Merger unless (i) such person becomes a noteholder under the Noteholder Conversion Agreement (as described in Note 15— Subsequent Events or a holder under the Warrant Exchange Agreement as described in Note 15 — Subsequent Events, respectively, by executing a joinder agreement substantially in the form attached to such agreement and delivering the same to each of Merger Sub and Parent and (ii) holders of a majority in interest of the Convertible Notes or Warrants, as applicable, then outstanding consent to such issuance and joinder, all of which may affect the Company’s ability to raise additional funds from the sale of its Convertible Notes and Company Warrants on the timing needed. If the Company is unable to obtain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product development activities or future commercialization efforts or cease business operations, including through a petition for voluntary relief under Chapter 7 of the United States Bankruptcy Code (a “Chapter 7 Liquidation”).

In an effort to alleviate these conditions, the Company continues to seek and evaluate additional opportunities to raise additional capital through the issuance of equity or debt securities.

There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Further, the Merger Agreement prohibits the Company from issuing Convertible Notes or Company Warrants to any person prior to the consummation of the Merger unless (i) such person becomes a noteholder under the Noteholder Conversion Agreement or a holder under the Warrant Exchange Agreement, respectively, by executing a joinder agreement substantially in the form attached to such agreement and delivering the same to each of Merger Sub and Parent and (ii) holders of a majority in interest of the Convertible Notes or Warrants, as applicable, then outstanding consent to such issuance and joinder, all of which may affect the Company’s ability to raise additional funds from the sale of its Convertible Notes and Company Warrants.

As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. If the Company is unable to raise substantial additional capital in the near term and as necessary to continue the Company’s business operations prior to a closing of the Merger, the Company's operations and production plans will be further scaled back or curtailed or cease entirely and the Company may not realize any significant value from its assets and may be required to file a Chapter 7 Liquidation.

The Company has, however, prepared these consolidated financial statements on a going concern basis, assuming that the Company's financial resources will be sufficient to meet its capital needs over the next twelve months. Accordingly, the Company's financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should it be unable to continue in operation in the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts receivable. The Company maintains cash and cash equivalent balances in bank accounts with multiple banking partners. All cash accounts are located in the United States (“U.S.”) and insured by the FDIC up to $250,000. The Company's accounts receivable are derived from revenue earned from customers or invoices billed to customer that are unconditional right to payment. Our customers are located within the U.S. The Company mitigates collection risks from its customers by performing regular credit evaluations of the financial condition of its customers. The Company believes there is no material exposure to any significant credit risks related to its cash and cash equivalents or accounts receivable and has not experienced any material losses in such accounts.

The following customers accounted for greater than 10% of the Company's trade accounts receivable as of the date reflected:

	December 31, 2023	December 31, 2022
Customer 1	92.4%	—
Customer 2	—	53.3%
Customer 3	—	21.7%
Customer 4	—	20.8%

For the years ended December 31, 2023 and 2022, the following customers accounted for greater than 10% of the Company's total revenues:

	Year Ended December 31,
	2023	2022
Customer 5	50.4%	—
Customer 6	49.6%	—
Customer 7	—	59.2%
Customer 8	—	37.0%

Use of Estimates and Judgments

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include the valuations of reporting units and long-lived assets, inventory valuation and reserves, stock-based compensation, fair value of convertible notes, fair value of warrant liabilities, useful lives of intangible assets and property, plant and equipment, deferred tax assets, income tax uncertainties, contingent consideration, and other contingencies.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has two operating and reportable segments: Launch Services and Space Products. The segment reporting for prior periods were recast to conform to the current period presentation. See Note 13 – Segment Information for more information.

Cash and Cash Equivalents

The Company considers all highly liquid investment securities with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consists of freely available cash deposited with banks and invested in money market accounts. The Company determines the appropriate classification of our cash and cash equivalents at the time of purchase. The Company does not include any amounts subject to restrictions as part of cash equivalents.

Restricted Cash

Restricted cash consists of cash that is being held in a segregated account as collateral for the Company’s payment and performance obligations under Convertible Notes and may only be disbursed with the consent of holders of a majority-in-interest of the Convertible Notes. See Note 7 — Long Term Debt and Warrants for more information about the Company's obligations under the Convertible Notes

Marketable Securities

Marketable securities may consist of U.S. Treasury securities, corporate debt securities, commercial paper, and asset backed securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. Interest receivable on these securities is presented in other current assets on the consolidated balance sheets. All marketable securities are recorded at their estimated fair values. When the fair value of a marketable security declines below its amortized cost basis, the carrying value of the security will be reduced to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, the Company determines whether any portion of the decline is due to credit losses. Any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the consolidated statements of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income (loss) and are recognized in the consolidated statements of operations only if the Company sells or intends to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. There were no marketable securities or money market investments as of December 31, 2023.

Trade Accounts Receivable

Trade accounts receivable are recognized at the invoiced amount that represents an unconditional right to consideration under the contract with customers, less an allowance for any potential expected uncollectible amounts, and do not bear interest. The allowance for doubtful accounts is determined by estimating the expected credit losses based on historical experience, current economic conditions and certain forward-looking information, among other factors. Uncollectible accounts are written off when deemed uncollectible. The Company had no reserve for expected credit losses as of December 31, 2023 and 2022. No accounts were written off during the years ended December 31, 2023 and 2022.

Inventories

Inventories consist of materials expected to be used for customer-specific contracts, or for future contracts. Costs include direct material, direct labor, shipping costs, applicable manufacturing and engineering overhead, and other direct costs. Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method. The Company assesses inventories quarterly for events or changes in circumstances indicating that the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes and the Company records write-downs of inventories to research and development expense in the period for which they occur. A net realizable value write down is recorded when actual costs exceed the estimated selling price less estimated selling costs.

Property, Plant and Equipment

Property, plant and equipment is measured at cost less any impairment losses and represents those assets with estimated useful lives exceeding one year. Repairs and maintenance are expensed as incurred. Costs for research and development equipment include amounts related to design, construction, launch and commissioning. Costs for production equipment include amounts related to construction and testing. Interest expense is capitalized on certain qualifying assets that take a substantial period of time to prepare for their intended use. Capitalized interest was not material for the years ended December 31, 2023 and 2022.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is reviewed annually as of October 1 of each year (or more frequently if impairment indicators arise) for impairment. To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of a reporting units is less than its carrying amount, the Company will calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, a goodwill impairment charge will be recorded for the amount by which the carrying value of the reporting unit exceeds its fair value up to the amount of the goodwill. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Goodwill was fully impaired in the fiscal year 2022. See further discussion in Note 4 – Goodwill and Intangible Assets.

Long-lived and Intangible Assets

Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is recognized over the useful life on a straight-line method. Purchased indefinite-lived intangible assets are capitalized at fair value and assessed for impairment thereafter. Long-lived assets are reviewed for impairment whenever factors or changes in circumstances indicate that the carrying amounts of long-lived assets, including purchased intangible assets and property, plant and equipment, may not be recoverable. Factors the Company considers important which could trigger an impairment review include (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. Long-lived asset recoverability is measured by comparing the carrying amount of the asset group with its estimated future undiscounted pre-tax cash flows over the remaining life of the primary long-lived asset of the asset group. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors including external factors, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. If the carrying amount exceeds the estimated future undiscounted cash flows as part of the recoverability assessment, an impairment charge is recognized equal to the difference between the carrying amount and fair value of the asset group. The impairment charge is allocated to the underlying long-lived assets in the asset group on a relative carrying amount basis; however, carrying amount after allocated impairment is subject to a floor of fair value on an individual asset basis. The Company recognized no impairments of long-lived assets in the fiscal year 2023. See further discussion in Note 3 – Supplemental Financial Information for information regarding impairments recognized by the Company in fiscal year 2022.

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

The Company does not include significant restrictions or covenants in lease agreements, and residual value guarantees are generally not included within the Company’s leases. See Note 6 — Leases.

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

Warrants to Purchase Class A Common Stock

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

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each reporting period thereafter. The valuation of such instruments is subject to change predominantly driven by changes in the market price of a share of the Company’s Class A Common Stock. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. As of December 31, 2023, the Company had 7,696,627 Company Warrants issued and outstanding, and warrants to purchase 1,500,000 shares of the Company’s Class A Common Stock (the “Original Warrants”) sold and issued in connection with the Securities Purchase Agreement entered on August 4, 2023 (the “Original Financing Agreement”). The Company determined the Company Warrants and Original Warrants are liability classified and has recognized $18.5 million aggregate fair value of the Company Warrants and Original Warrants as of December 31, 2023 and recorded a $6.5 million loss related to the change in fair value of the Company Warrants and Original Warrants during the year ended December 31, 2023.

The Company also has issued an immaterial number of warrants to purchase shares of the Company’s Class A Common Stock as compensation for services provided to Shareintel-Shareholder Intelligence Services, LLC (the “Shareintel Warrants” and together with the Company Warrants and the Original Warrants, the “outstanding warrants”). See Note 7 — Long-Term Debt and Warrants for additional information.

Fair Value Option of Accounting

When financial instruments contain various embedded derivatives which may require bifurcation and separate accounting of those derivatives apart from the entire host instrument, if eligible, ASC 825, Financial Instruments allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. The FVO allows the issuer to account for the entire financial instrument at fair value with subsequent remeasurements of that fair value recorded through the statements of operations at each reporting date. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the convertible, or contingently convertible, instrument is classified in stockholder’s equity and the instrument does not contain a beneficial conversion feature at issuance. In addition, because a contingent beneficial conversion feature, if any, is not separately recognized within stockholders’ equity at the issuance date, a convertible debt instrument with a contingent beneficial conversion feature is therefore eligible for the FVO if all other criteria are met.

Based on the eligibility assessment discussed above, the Company determined that the Convertible Notes were eligible for the FVO and accordingly elected the FVO for the Convertible Notes. This election was made because of operational efficiencies in valuing and reporting for these debt instruments in their entirety at each reporting date.

The Convertible Notes contain a number of embedded derivatives, such as payment-in-kind settlement of accrued and unpaid interest at each amortization payment date and the option of the holders to receive cash payment for each scheduled amortization payment, elect deferral of the cash payment to the next subsequent amortization date payment, or prior to the next amortization payment date, to elect conversion of any deferred amortization payment to Common Stock, features which would require bifurcation and separate accounting under GAAP, for which the Company elected the FVO for the entire debt instrument. The changes in the fair value of the Convertible Notes are recorded in changes in fair value of debt, included as a component of other income and expenses, net, in the consolidated statements of operations. The valuation of such instruments is subject to change predominantly driven by changes in the market price of a share of the Company’s Class A Common Stock. The change in fair value related to the accrued interest components is also included within the single line of change in fair value of debt on the consolidated statements of operations. See Note 7 — Long-Term Debt and Warrants for additional information on the Company’s valuation methodologies and significant assumptions used in determination of fair value of the Convertible Notes.

Debt issuance costs

Debt issuance costs incurred to obtain debt financings are deferred and are amortized over the term of the debt using the effective interest method for all debt financings in which the fair value option has not been elected. Debt issuance costs on debt financings in which the fair value option is not elected are recorded as a reduction to the carrying value of the debt and are amortized to interest expense or interest expense, as applicable, in the consolidated statements of operations.

For any debt financing in which the Company has elected the fair value option, any debt issuance costs associated with the debt financing are immediately recognized in interest expense in the consolidated statements of operations and are not deferred See Note 1 — Fair Value Option of Accounting and Note 7 — Long-term Debt and Warrants.

Revenue Recognition

The Company recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company expects to generate revenue by providing the following services and products:

Launch Services — To provide rapid, and affordable Launch Services to satellite operators and governments in partnership with third-party spaceport providers. Launch Services includes services tied directly to launch along with complementary services that are not part of the Company's fixed pricing for which the Company charges a separate fee. Prior to suspending its Launch Services operations in July 2022 to focus on developing Launch System 2, the Company operated its launches from Pacific Spaceport Complex in Kodiak, Alaska and Cape Canaveral Space Force Station in Cape Canaveral, Florida.

Space Products — To design and provide Space Products based on the customers' needs for a successful satellite launch and other products that the Company may sell in the future. Currently, the Company offers an in-space electric propulsion systems: the Astra Spacecraft Engines®. Additionally, Astra offers the Astra Spacecraft Propulsion Kit.

As of December 31, 2023, the Company has entered into contracts for Launch Services and Space Products. The Company’s contracts may provide customers with termination for convenience clauses, which may or may not include termination penalties. In some contracts for Launch Services as well as Space Products, the size of the contractual termination penalty increases closer to the scheduled launch date. Some of the Company’s Space Products contracts include license rights that become effective should the Company be unable to perform under the contract and authorizes the customer to make, or have made, the Space Products that are the subject matter of the contract. At each balance sheet date, the Company evaluates each contract’s termination provisions and the impact on the accounting contract term (i.e., the period in which the Company has enforceable rights and obligations). This includes evaluating whether there are termination penalties and, if so, whether they are considered substantive. The Company applies judgment in determining whether the termination penalties are substantive. In July 2022, the Company decided to focus on the development and production of the next version of its launch system - Launch System 2. As a result, the Company discontinued the production of launch vehicles supported by Launch System 1 and did not conduct any further commercial launches in 2022 or 2023. Following this decision in July 2022, the Company began discussions with customers for whom it agreed to launch payloads on launch vehicles supported by Launch System 1 and the shift of those flights to launch vehicles supported by its new Launch System 2. If a customer terminates its contract with the Company due to the shifting of the flights, the customer may not be obligated to pay the termination for convenience penalties. As of December 31, 2023, the Company has not received any termination penalties in Launch Services as a result of the rescheduling of launches. The Company issued one refund of $0.3 million during 2023 for a Launch Services program.

Revenue for Launch Services and Space Products is recognized at a point in time when the Company has performed the promised services or, in the case of products, the later of delivery or customer acceptance, if such acceptance is required. Although the Company’s contracts are anticipated to last anywhere from six months to 3.8 years, depending on the number of Launch Services or units of Space Products ordered, the delivery of services leading up to the launch within the contracts is long-term in nature for Launch Services, generally between 30 to 60 days, and more short-term for Space Products. The timing of revenue recognition may differ from contract billing or payment schedules, resulting in revenues that have been earned but not billed (“contract assets” or “unbilled revenue”) or amounts that have been collected, but not earned (“contract liabilities”). Payment terms can vary by customer and type of revenue contract.

Typical Contractual Arrangements

The Company provides its services based upon a combination of a statement of work (“SOW”) and an executed contract detailing the general terms and conditions. Services are generally provided based on a fixed price per launch service or units of Space Products as identified in the contract.

Performance Obligations and Transaction Price

At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. A contract for Launch Services generally requires the Company to provide an integrated service for each launch, which includes launch vehicle analysis and design, development and production, payload integration, launch preparation and launch support execution. The intention of the contract is to provide a full-service launch to the customer rather than providing separate deliverables of each of the services outlined above, and these services are interdependent and interrelated. The Company believes that each dedicated launch will represent one single performance obligation. A contract for Space Products generally requires the Company to provide integrated propulsion systems, which includes analysis and design, development and production, other than the Astra Spacecraft Propulsion Kit. The intention of the contract is to provide a fully functional propulsion system to the customer and all the activities are interdependent and interrelated. The Company believes that the delivery of each propulsion system represents a distinct performance obligation. A contract for the Astra Spacecraft Propulsion Kit generally requires the Company to provide the four subsystems of the Astra Spacecraft Engine® module disaggregated, including the thruster, power processing unit, feed system, and tank, and the intention of such contract is to provide the four disaggregated subassemblies necessary for the customer to assemble and integrate them into a functional propulsion system. The Company believes that the delivery of each Astra Spacecraft Propulsion Kit represents a distinct performance obligation and is intended to allow the customer flexibility, lower cost and better lead times for their desired satellite project.

The transaction price is defined as the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, which is a fixed price stated in the contract.

When a contract involves multiple launches or units of Space Products, the Company accounts for each launch or unit of Space Products as a separate performance obligation, because the customer can benefit from each launch or unit of Space Products on its own or with other readily available resources and the launch or unit is separately identifiable. The transaction price is allocated to each performance obligation on an estimated relative standalone selling price basis. The Company’s process to estimate standalone selling prices involves management’s judgment and considers multiple factors such as prices charged for similar goods and services and the Company’s ongoing pricing strategy and policies.

Costs to obtain a contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for the underlying performance obligations. During the years ended December 31, 2023 and 2022, the Company did not recognize any expenses related to contract costs. The Company had no assets related to costs to obtain contracts as of December 31, 2023 and 2022.

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

Research and Development (“R&D”)

The Company incurs various direct costs in relation to the research and development of launch vehicles along with costs to build the facility to test such vehicles and spacecraft. R&D costs consist primarily of production supplies, testing materials, personnel costs (including salaries and benefits), depreciation expense, overhead allocation (consisting of various support and facility costs), stock-based compensation and consulting fees. R&D costs are expensed as incurred. For the years ended December 31, 2023 and 2022, the Company expensed research and development costs of $95.4 million and $140.7 million, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for time-based restricted stock units (“RSUs”) over the requisite service period based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of the Company's Class A Common Stock on the date of grant. The Company recognizes compensation expense for time-based stock options and shares issued in connection with the employee stock purchase plan, based on the estimated grant-date fair value determined using the Black-Scholes valuation model over the requisite service period.

Certain stock options include service, market and performance conditions (“performance-based stock options” or “PSO”). The fair value of performance-based stock options is estimated on the date of grant using the Monte Carlo simulation model. Certain RSUs also include service and performance conditions (“performance-based units” or “PSU”). The fair value of performance-based units is the closing market price of a share of the Company's Class A Common Stock on the date of grant. Awards that include performance conditions are assessed at the end of each reporting period whether those performance conditions are met or probable of being met and involves significant judgment. For performance-based stock options, stock-based compensation expense associated with each tranche is recognized over the longer of (i) the expected achievement period for the operational milestone for such tranche and (ii) the expected achievement period for the related share price milestone determined on the grant date, beginning at the point in time when the relevant operational milestone is considered probable of being achieved. If such operational milestone becomes probable any time after the grant date, the Company will recognize a cumulative catch-up expense from the grant date to that point in time. If the related share price milestone is achieved earlier than its expected achievement period and the achievement of the related operational milestone, then the stock-based compensation expense will be recognized over the expected achievement period for the operational milestone, which may accelerate the rate at which such expense is recognized. For performance-based units, stock-based compensation expense associated with each tranche is recognized over the longer of the expected performance achievement period of individual performance milestones and the implicit service period when the achievement of each individual performance milestone becomes probable. The Company terminated outstanding PSOs as of June 30, 2023, resulting in a gain of $6.8 million related to the reversal of stock-based compensation recorded for unvested outstanding awards since their grant date.

The Company does not apply an expected forfeiture rate at the time of grant and accounts for forfeitures as they occur. See Note 10- — Stock-based Compensation.

Provision for Income Taxes

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

It is the Company’s policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. See Note 11 — Provision for Income Taxes.

Loss per Share

Net loss per share is calculated using the two-class method required for participating securities and multiple classes of Common Stock. The dilutive effect of outstanding warrants, RSUs and stock options is computed using the treasury stock method. Diluted earnings (loss) per share excludes all dilutive potential shares if their effect is anti-dilutive. See Note 12— Loss per Share.

Commitments and Contingencies

The Company accrues for claims and litigation when they are both probable and the amount can be reasonably estimated. Where timing and amounts cannot be reasonably determined, a range is estimated, and the lower end of the range is recorded. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 8 — Commitments and Contingencies.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements not yet issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The Company is currently evaluating the rules and the impact on its future consolidated statements.

Recently Adopted Accounting Guidance

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

	Year Ended December 31,
in thousands	2023	2022
Launch services	$—	$5,899
Space products	3,874	3,471
Total revenues	$3,874	$9,370

Contracts with governmental entities involving research and development milestone activities do not represent contracts with customers under ASC 606, and as such, amounts received are recorded in other income in the consolidated statements of operations. The Company recorded $1.6 million and $5.8 million in other income for the years ended December 31, 2023 and 2022.

Contract balances

Contract assets and liabilities reflect timing differences between the receipt of consideration and the fulfillment of performance obligations under a contract with a customer. Contract assets reflect performance obligations satisfied and revenues recognized in advance of a customer billing. Contract liabilities reflect consideration received in advance of the satisfaction of a performance obligation under a contract with a customer. Contract assets become trade receivables once the Company's rights to consideration become unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. Contract costs are those costs which are directly related to fulfillment of specified customer contracts. The Company had deferred contract costs of $2.2 million and $2.4 million as of December 31, 2023 and 2022, respectively. The Company had contract liabilities of $40.4 million and $24.1 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $3.9 million and $5.2 million, respectively, of revenue that was included in the contract liabilities balance at the beginning of each period.

Remaining performance obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. Customers are not considered committed when they are able to terminate their contractual obligations to the Company without payment of a substantial penalty under the contract. The Company had unsatisfied performance obligations based on contractual terms of $86.0 million as of December 31, 2023, $31.0 of which is expected to be achieved by December 2024, and $55.0 million of which is expected to be achieved between January 2025 through October 2028.

Note 3 — Supplemental Financial Information

Inventories

in thousands	December 31, 2023	December 31, 2022
Raw materials	$7,241	$2,622
Work in progress	8,134	1,520
Finished goods	—	—
Inventories	$15,375	$4,142

There were $18.8 million of inventory write-downs recorded within cost of revenues during the year ended December 31, 2022, of which $10.2 million of inventory write-downs related to the discontinuance of production of the former version of the Company's launch vehicle as it focused on developing a new version of its launch system. The amounts as of December 31, 2022 have been adjusted to correct (i) the classification of inventory between raw materials and work in progress and (ii) the classification of deferred contract costs from inventory to prepaid and other current assets. The Company does not deem the adjustments material to its consolidated financial statements.

Prepaid and Other Current Assets

in thousands	December 31, 2023	December 31, 2022
Deposits	$4,347	$379
Prepaid license and other prepaid expenses	1,991	3,589
Employee Retention Credit - Payroll Tax	—	4,283
Deferred contract costs	2,172	2,446
Other current assets	671	2,799
Prepaid and other current assets	$9,181	$13,496

Property, Plant and Equipment, net

in thousands	December 31, 2023	December 31, 2022
Construction in progress	$6,582	$8,309
Computer and software	2,963	2,810
Leasehold improvements	12,328	10,390
Research equipment	8,486	9,042
Production equipment	20,756	14,100
Furniture and fixtures	548	565
Total property, plant and equipment	51,663	45,216
Less: accumulated depreciation	(24,811)	(20,945)
Property, plant and equipment, net	$26,852	$24,271

Depreciation expense amounted to $4.1 million and $10.4 million for the years ended December 31, 2023 and 2022, respectively.

No impairment charges were recorded for the year ended December 31, 2023. During the year ended December 31, 2022, the Company determined that impairment indicators were present based on the following: (a) reorganization of its reporting structure into two operating segments, (b) a sustained decrease in the Company’s share price, (c) existence of substantial doubt about the Company’s ability to continue as a going concern, and (d) macroeconomic factors affecting the Company's business. Accordingly, the Company assessed its long-lived assets for recoverability and the Company recorded a non-cash impairment charge of $72.1 million primarily related to leasehold improvements, production equipment and research equipment of Launch Services in the consolidated statements of operations for year ended December 31, 2022. The Company compared the sum of the undiscounted future cash flows attributable to the Launch Services and Space Products asset groups (the lowest level for which identifiable cash flows are available) to their respective carrying amounts and concluded that the Space Products asset group was recoverable. The Launch Services asset group was not recoverable, and the Company proceeded with the comparison of the asset group’s carrying amount to its fair value, resulting in a non-cash impairment charge. The fair values of the Company’s asset groups were determined using a discounted cash flow model. Significant inputs included discount rates, forecasted revenue growth, and forecasted operating expenses. These valuation inputs are considered Level 3 inputs as defined by ASC 820. The historical costs of the Company's property, plant and equipment were adjusted by these impairment charges to derive the carrying amounts in the table above.

Accrued Expenses and Other Current Liabilities

in thousands	December 31, 2023	December 31, 2022
Employee compensation and benefits	$1,299	$5,861
Construction in progress related accruals	340	2,692
Professional services	2,780	756
Accrued expenses	3,887	4,423
Accrued inventory purchases	4,647	2,848
Other miscellaneous	698	1,326
Accrued expenses and other current liabilities	$13,651	$17,906

Other Income (Expense), Net

	Year Ended December 31,
in thousands	2023	2022
Other income from research and development contracts	$1,622	$5,789
Miscellaneous income (expense)	496	(123)
Other income, net	$2,118	$5,666

Contracts with governmental entities involving research and development milestone activities do not represent contracts with customers under ASC 606, and, as such, amounts received are recorded in other income, net in the consolidated statements of operations.

Note 4 — Goodwill and Intangible Assets

Goodwill

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

Intangible Assets

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2023
Definite-lived intangible assets
Developed technology	$9,909	$(4,465)	$5,444
Customer contracts and related relationship	2,383	(2,047)	336
Trade names	123	(123)	—
Intangible assets subject to amortization	12,415	(6,635)	5,780
Indefinite-lived intangible assets
Trademarks	2,106	—	2,106
Total	$14,521	$(6,635)	$7,886

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2022
Definite-lived intangible assets
Developed technology	$9,909	$(2,910)	$6,999
Customer contracts and related relationship	2,383	(1,376)	1,007
Trade names	123	(103)	20
Intangible assets subject to amortization	12,415	(4,389)	8,026
Indefinite-lived intangible assets
Trademarks	2,106	—	2,106
Total	$14,521	$(4,389)	$10,132

No impairment charges were recorded for the year ended December 31, 2023. For the year ended December 31, 2022, for indefinite-lived intangible assets, the Company determined that impairment indicators were present as discussed above under Goodwill and compared the carrying amounts of its indefinite-lived intangible assets to their fair values, resulting in a non-cash impairment charge. The fair value of the trade name was determined using the relief-from-royalty method. Significant inputs include discount rates, growth rates, and cash flow projections, and for the trade name, the royalty rate. These valuation inputs are considered Level 3 inputs as defined by ASC 820. The Company recorded a pre-tax impairment charge of $4.8 million for the year ended December 31, 2022 related to its definite-lived intangible assets. The historical costs of the Company's definite-lived intangible assets were adjusted by these impairment charges to derive the carrying amounts in the table above.

Based on the amount of intangible assets as of December 31, 2023, the expected amortization expense for each of the next four years is as follows:

in thousands	Expected Amortization Expense
2024	$1,891
2025	1,555
2026	1,555
2027	779
Total Intangible assets subject to amortization	$5,780

Note 5 — Fair Value Measurements

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

The carrying amounts of Company’s financial instruments, which include cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and certain other current liabilities approximate fair value because of their short-term maturities. As of December 31, 2023, the Company had issued and outstanding $18.6 million of liabilities related to its Company Warrants and Original Warrants and $63.5 million of Convertible Notes, both of which are recorded at fair value as of the period presented. The Company elected to account for the Convertible Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The Convertible Notes are measured at fair value using a Monte Carlo simulation model with inputs that are unobservable Level 3 inputs and reflect management's judgments about assumptions that market participants would use to determine a current transaction price. The significant unobservable inputs utilized within the Monte Carlo simulation model for the fair value of the Convertible Notes include risk-adjusted discount rate, which considers the Company's credit rating and risk and equity volatility, which considers an adjustment to the Company’s specific volatility when considering the volatility for convertible debt securities. The Company determined the Company Warrants and Original Warrants are liability classified on the consolidated balance sheets and, therefore, are recorded at fair value at each reporting period. The Company used the Black-Scholes option pricing model for determining the fair value of the Company Warrants and Original Warrants at each reporting period. Gains and losses associated with the changes to the fair value of the Convertible Notes and liabilities related to the Company Warrants and Original Warrants are recognized and presented separately on the consolidated statements of operations. See Note 7 — Long-term Debt and Warrants for additional information regarding the Company's issuance of the Convertible Notes, the Company Warrants and the Original Warrants.

The following tables presents information about the Company’s assets and liabilities on December 31, 2023 and 2022, that are measured at fair value on a recurring basis:

in thousands	December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$—	$—	$—	$—
Total financial assets	$—	$—	$—	$—
Liabilities:
Warrants to purchase common stock	$—	$—	$18,554	$18,554
Senior Convertible Notes			63,520	63,520
Total financial liabilities	$—	$—	$82,074	$82,074

	As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market account	$21,909	$—	$—	$21,909
Marketable securities
US Treasury securities	14,713	—	—	14,713
Corporate debt securities	—	16,915	—	16,915
Commercial paper	—	34,698	—	34,698
Asset backed securities	—	2,847	—	2,847
Total financial assets	$36,622	$54,460	$—	$91,082
Liabilities:
Contingent consideration	$—	$—	$33,900	$33,900
Total financial liabilities	$—	$—	$33,900	$33,900

The Company fully liquidated its portfolio of marketable securities in August 2023, resulting in an immaterial loss. As of December 31, 2023, the Company had no available-for-sale marketable securities on its consolidated balance sheet.

The following is a summary of available-for-sale marketable securities as of and December 31, 2022:

in thousands	December 31, 2022
Description	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$14,763	$(50)	$14,713
Corporate debt securities	16,972	(57)	16,915
Commercial paper	34,698	—	34,698
Asset backed securities	2,850	(3)	2,847
Total available-for-sale marketable securities	$69,283	$(110)	$69,173

The following table presents the breakdown of the available-for-sale marketable securities in an unrealized loss position as of December 31, 2022.

in thousands	December 31, 2022
	Fair Value	Gross Unrealized Loss
U.S. Treasury securities
Less than 12 months	$14,713	$(50)
Total	$14,713	$(50)

Corporate debt securities
Less than 12 months	$16,915	$(57)
Total	$16,915	$(57)

Commercial paper
Less than 12 months	$34,698	$—
Total	$34,698	$—

Asset backed securities
Less than 12 months	$2,847	$(3)
Total	$2,847	$(3)

There were no realized gains or losses on available-for-sale securities during the year ended December 31, 2023.

The following table presents the fair value and amortized cost of available-for-sale marketable securities as of December 31, 2022, due in one year:

	December 31, 2022
in thousands	Amortized Cost	Fair Value
Due in 1 year or less	$69,283	$69,173

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments:

in thousands	Warrants
Fair value as of December 31, 2022	$—
Recognition of warrants to purchase common stock at fair value	12,025
Loss on change in fair value of warrants	6,529
Fair value as of December 31, 2023	$18,554

in thousands	Senior Convertible Notes
Fair value as of December 31, 2022	$—
Issuance of convertible notes at fair value	41,560
Loss on change in fair value of convertible notes	21,960
Fair value as of December 31, 2023	$63,520

The $6.5 million loss on change in fair value of warrants during the year ended December 31, 2023 includes a $4.5 million gain that should have been recognized in the third quarter of 2023. The Company recorded this gain in the fourth quarter of 2023. The Company does not consider the adjustment material to either of the quarterly periods impacted.

in thousands	Contingent Consideration

Fair value as of December 31, 2022	$33,900
Gain on change in fair value of contingent consideration	(23,900)
Common stock issued in settlement of contingent consideration	(7,133)
Consideration paid on settlement of contingent consideration	(2,551)
Gain on settlement of contingent consideration	(316)
Fair value as of December 31, 2023	$—

in thousands	Contingent Consideration
Fair value as of December 31, 2021	$13,700
Loss on change in fair value of contingent consideration	20,200
Fair value as of December 31, 2022	$33,900

In connection with the Apollo Fusion, Inc. ("Apollo") acquisition that occurred in July 2021, the Company was required to make contingent payments in cash and Class A Common Stock, subject to the Apollo assets achieving certain revenue and contract thresholds from the date of the acquisition through December 31, 2023. The fair value of the contingent consideration related to the acquisition of Apollo was classified as a Level 3 financial instrument since the acquisition date through June 30, 2023.

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

During the quarter ended June 30, 2023, given the limited number of months remaining in the earn-out period with correspondingly fewer uncertainties, the Company estimated the fair value of the contingent consideration using its then current forecast of eligible revenues and contracts.

On August 14, 2023, the Company entered into a settlement agreement and general release (the “Apollo Settlement Agreement”) with the representative of the former stockholders of Apollo Fusion (the “Apollo Stockholders”) which provided for the settlement of the Company's obligation to pay the contingent consideration to the Apollo Stockholders and a general release of both parties of all claims. The Settlement Agreement provided two settlement options which the Company may elect at its sole discretion: Option 1, on or before October 2, 2023, a $2.0 million cash payment in immediately available funds, plus the number of immediately freely tradeable shares rounded up to the nearest whole share, of Class A Common Stock, determined by dividing $8.0 million by the 10-day volume weighted average price of the Company's Class A Common Stock as traded on the Nasdaq Capital Market; or Option 2, under which, on or before October 2, 2023, the Company would make a $7.0 million cash payment in immediately available funds.

On September 29, 2023, the Company elected Option 1 to deliver to the Apollo Holders $2.0 million in immediately available funds and $8.0 million of immediately freely tradeable shares of the Company's Class A Common Stock. Based on this settlement election, the contingent consideration liability was adjusted to $10.0 million.

On October 2, 2023, under the terms of Option 1, the Company- was required to issue 4,519,085 shares of Class A Common Stock based on the formula outlined above (the “Calculated Shares”). The issuance of the Calculated Shares would violate Nasdaq Listing Rule 5635(d) without prior stockholder approval. As a result, the Company and the representative of the Apollo Stockholders entered into an amendment to the Settlement Agreement on October 2, 2023. Under this amendment, the Company issued 3,708,520 shares of its Class A Common Stock (the “Settlement Shares”) and paid $2.0 million in immediately available funds to the Apollo Stockholders.

The Amendment provided the Company a period of 60 days to obtain stockholder approval to issue shares of Class A Common Stock having an aggregate value of $0.9 million, plus interest accruing at a rate of 6.0% per annum (such aggregate amount being the “Shortfall Value”). The number of shares of Class A Common Stock to be issued would be determined by dividing the Shortfall Value by the 10-day volume weighted average price of the Class A Common Stock.

On November 29, 2023, the Settlement Agreement was further amended (the “Second Amendment”) to provide that the Company would pay to the Apollo Stockholders, on or before December 1, 2023, the aggregate cash amount of $0.6 million, in full and complete satisfaction of all outstanding obligations under the Settlement Agreement, which includes the release of the Company from any further obligations to make payments of the contingent consideration under the Agreement and Plan of Merger between the Company and Apollo Fusion, among others, dated July 1, 2021. In November 2023, the Company recorded an additional gain of $0.3 million as the difference between the Shortfall Value and the cash settlement amount under the Second Amendment. The Company paid the remaining $0.6 million due under the Second Amendment in December 2023.

Note 6 — Leases

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

Information regarding the Company's leases for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
in thousands	2023	2022
Lease costs:
Operating lease costs	$4,314	$3,087
Other information:
Cash paid for amounts included in the measurements of lease liabilities — operating cash flows	3,938	2,847
Right-of-use assets obtained in exchange for operating leases liabilities	—	5,936
Weighted average remaining lease term (years)	3.26	4.08
Weighted average discount rate (%)	9.55%	8.79%

Future minimum lease payments under non-cancelable leases in effect as of December 31, 2023 are as follows (in thousands):

Years Ended December 31	Operating Leases
2024	$3,964
2025	3,253
2026	2,160
2027	1,932
2028	161
Total future undiscounted minimum lease payments	11,470
Less: imputed interest	1,611
Total reported lease liability	$9,859

Note 7 — Long-Term Debt and Warrants

The following summarizes the Company's Convertible Notes, Company Warrants and Original Warrants by investor as of December 31, 2023:

	Convertible Notes		Warrants
Investor	Principal	Fair Value(2)	Number of Warrants Outstanding(3)	Fair Value(2)
JMCM Holdings LLC(1)	$9,691,730	$34,548,016	5,684,354	$11,459,489
SherpaVentures Fund II, LP	5,127,490	18,277,913	2,212,768	4,469,926
Founders:
Chris C. Kemp, Trustee of the Chris Kemp Living Trust dated February 10, 2021	2,000,000	7,129,381	866,337	1,750,053
Adam London	1,000,000	3,564,690	433,168	875,026
Total Convertible Notes and Warrants	$17,819,220	$63,520,000	9,196,627	$18,554,494

(1) Includes the Original Warrants, which are exercisable to purchase 1,500,000 shares of Class A Common Stock; JMCM Holdings LLC is the only holder of the Original Warrants.

(2) Represents the fair value of the Convertible Notes, Company Warrants and Original Warrants as of December 31, 2023, based on the accounting treatment elected by the Company. This does not reflect actual cash value delivered to any holder of the Convertible Notes, including the Kemp Trust and Dr. London. The valuation of such instruments is subject to change, predominantly driven by changes in the market price of a share of the Company’s Class A Common Stock. See the sections entitled Warrants to Purchase Class A Common Stock and Fair Value Option of Accounting in Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies as well as Note 5 — Fair Value Measurements in these consolidated financial statements.

(3) The initial purchase price of the Convertible Notes, Company Warrants and Original Warrants for each of the investors was as follows:

Investor	Convertible Notes	Company Warrants	Original Warrants
JMCM Holdings LLC	$9,691,730	$1,023,044	$6,005,975
SherpaVentures Fund II, LP	5,127,490	276,596	—
Founders:
Chris C. Kemp, Trustee of the Chris Kemp Living Trust dated February 10, 2021	2,000,000	108,292	—
Adam London	1,000,000	54,146	—
Total Convertible Notes and Warrants	$17,819,220	$1,462,078	$6,005,975

Original Note and Original Warrant Issuance

On August 4, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Original Investor”) pursuant to which the Original Investor agreed to purchase, and the Company agreed to issue and sell in a registered direct offering to the Original Investor, $12.5 million aggregate principal amount of Senior Secured Notes due 2024 (the “Original Note”) and the Original Warrants. The shares of Class A Common Stock issuable pursuant to the Original Warrants are referred to as the “Original Warrant Shares.”

The Original Note was issued at 97% of par, resulting in net cash proceeds of $12.1 million, after deducting the $0.4 million discount fee withheld by the lender and before placement agent fee and offering expenses. In connection with entering into the Original Note, the Company incurred $1.4 million of offering expenses, including agent fees, accounting and legal fees paid directly to the lenders and other direct third-party costs. Total issuance costs also include the fair value of $6.0 million of warrants. The Company allocated all costs to the Original Note including lender discount fees, third-party issuance costs and fair value of warrants for an aggregate of $7.8 million as unamortized discount, which are being amortized to non-cash interest expense over the term of the Original Note using the effective interest method.

The Original Warrants were initially recognized as a component of permanent stockholders’ equity within additional paid-in-capital on the consolidated balance sheets and were recorded at the issuance date using a relative fair value allocation method. During the fourth quarter of 2023, the Company reclassified the Original Warrants as liability classified on the consolidated balance sheet. This resulted in a $4.8 million reversal of equity and the recognition of $6.0 million warrants to purchase common stock on the consolidated balance sheets. The Original Warrants are subject to remeasurement each reporting period. As a result of the reclassification, the Company recognized a gain of $3.0 million related to the change in fair value of the Original Warrants as of December 31, 2023, of which $4.5 million gain related to the change in fair value of the Original Warrants as of September 30, 2023. The Company does not believe the reclassification is material to its consolidated financial statements as a whole.

The Company determined the fair value of the Original Warrants as of August 4, 2023 and December 31, 2023 using the Black-Scholes option pricing model and applying the following assumptions:

	August 4, 2023	December 31, 2023
Expected terms (years)	5.0	4.6
Expected volatility	91.8%	109.8%
Risk-free interest rate	4.15%	3.84%
Expected dividend rate	—	—
Value per share	$5.71	$2.28
Exercise Price	$6.75	$0.81

The net proceeds to the Company after deducting lender fees, cash paid to third-parties for issuance costs and the fair value of Original Warrants was as follows:

in thousands
Senior Note Principal	$12,500
Less: lender original issue discount (1)	375
Net cash proceeds	12,125
Less: cash expenses for third-party issuance costs (1)	1,356
Net proceeds after lender fees and third-party issuance costs	10,769
Less: Discount associated with fair value of Warrants (1)	6,005
Senior Note, net proceeds after lender fees, third-party issuance costs and Warrants	$4,764

(1)
amounts have been accounted for as debt discount and are being amortized to interest expense over the term of the loan using the effective interest method.

Beginning on October 11, 2023, the minimum cash requirement of $15.0 million under the Original Note was not maintained by the Company in accordance with the terms of the Original Note, for which the Original Investor agreed to waive the event of default through October 31, 2023 (the “Waiver”) provided that the Company maintained at least $10.5 million of cash and cash equivalents in one or more deposit accounts subject to one or more control agreements entered into in favor of the Senior Investor (the “Revised Cash Requirement”). As a result of the defaults and the Waiver provided, the Company made a payment to the Original Note Investor of approximately $2.1 million, plus accrued interest, of which $2.0 million was applied as a principal reduction on the Original Note and a $0.1 million was paid as accrued and unpaid interest and a penalty.

Commencing on October 11, 2023 and continuing through the date on which such event of default has been cured, the interest rate on the Original Note has accrued and is continuing to accrue at 15.0% per annum (the “Default Interest”). Pursuant to Section 10(B)(ii) of the Original Note, the Original Note Investor has the option to declare the Original Note (or any portion thereof) to become due and payable in cash in an amount equal to 115.0% of the accelerated principal amount of the Original Note, plus accrued and unpaid interest (including Default Interest). Beginning on October 30, 2023, the Revised Cash Requirement had again not maintained by the Company in accordance with the terms of the Waiver and no additional waivers were obtained. The Company also did not deliver the Compliance Certificate required to be delivered on or before November 1, 2023. Therefore, as of October 30, 2023, an event of default was in effect under Sections 8(J)(i) and 8(J)(iii) of the Original Note (the “Existing Defaults”).

On November 1, 2023, the Company paid the Original Investor a scheduled amortization payment in the amount of approximately $3.1 million, consisting of the $2.5 million amortization payment paid at the 115.0% event of default rate, plus accrued and unpaid interest at the Default Interest rate. This was in addition to the payment made on or around October 11, 2023. As of November 1, 2023, following the amortization payment, the aggregate principal amount outstanding under the Original Note was $8.0 million.

The Original Note and Original Warrants were subsequently purchased on November 6, 2023, by JMCM and ACME II (a portion of the Original Note only) in connection with the Bridge Financing (discussed immediately below). JMCM and ACME II are referred to as the Initial Investors. On November 21, 2023, the Original Note was later reissued, together with the Bridge Notes, in the form of the Convertible Notes as described below in Subsequent Financing.

The Original Note and Original Warrants are incorporated by reference as Exhibits 4.3 and 4.4, respectively, to the Annual Report to which these consolidated financial statements are a part.

Bridge Financing and Original Note and Original Warrant Purchase

On November 6, 2023, the Company closed the Initial Financing with the Investors pursuant to the Initial Financing Agreement. This Initial Financing was connected to the Company’s the execution of a non-binding term sheet (the “Term Sheet”), which contemplated a financing of at least $15.0 million, from the Investors and other potential investors, and up to $25.0 million (the “Proposed Financing”).

The Company and its subsidiaries issued senior secured bridge notes (the "Bridge Notes") to the Initial Investors in the aggregate principal amount of approximately $3.1 million due November 17, 2023. The Bridge Notes ranked equally as to payment and lien priority with the Original Note, secured by first-priority security interest in all tangible and intangible assets, now owned and hereafter created or acquired, of the same collateral as the Original Note and guaranteed by all of the subsidiaries of the Company. The Company recorded the initial fair value of the Bridge Notes as of November 6, 2023 of $2.8 million.

The Bridge Notes also included an additional uncommitted delayed draw term loan pursuant to which the Company may request, subject to the satisfaction or waiver of customary conditions precedent, including the satisfaction of certain performance milestones, and JMCM may make, in its sole discretion, one or more additional loans after the Closing Date and prior to the Maturity Date in an aggregate principal amount not to exceed $2.5 million (the “Additional JMCM Bridge Notes”).

The Initial Investors also purchased warrants (the “Bridge Warrants”) to purchase up to 3,992,368 shares of the Company’s Class A Common Stock at a purchase price of $0.125 per Bridge Financing Warrant for an aggregate purchase price of approximately $2.2 million. The Bridge Warrants were immediately exercisable at a per share exercise price of $0.808 per Bridge Warrant, subject to certain adjustments and expire on November 6, 2028. The Company has determined the Bridge Warrants are liability classified and upon issuance, has recorded the warrants at fair value of $0.8 million. The Company has recorded these as debt issuance costs related to the Bridge Notes and has expensed the amount to the consolidated statements of operations. As of December 31, 2023, the fair value of the Bridge Warrants was $2.7 million and the Company recognized a loss on the change in fair value of the Bridge Warrants of $1.9 million.

Net proceeds from the Initial Financing, after deducting estimated offering expenses, were approximately $2.6 million.

In connection with the Initial Financing, the Initial Investors purchased the remaining $8.0 million aggregate principal amount of the Original Note, accrued and unpaid interest of $0.02 million and a $1.2 million event of default penalty on the Original Note from the Original Investor, pursuant to which Company was in default under as of October 30, 2023. See Original Note and Original Warrant Issuance above. On November 6, 2023, JMCM also purchased the Original Warrants from the Original Investor at which time the Original Warrants were modified and repriced for an exercise price of $0.808 per underlying share.

Pursuant to the Initial Financing Agreement, the Initial Investors agreed to waive certain existing and prospective defaults and events of default under the Original Note, including the events of default under the Original Note and the requirement for the Company to comply with the minimum liquidity financial covenant in the Original Note until November 17, 2023. The Initial Investors also purchased the Original Lender’s rights under the Original Financing Agreement and related transaction and security documents, which Original Financing Agreement was amended by the Initial Financing Agreement.

As of November 6, 2023, the aggregate carrying amount of $9.2 million included the Original Note $8.0 million principal, $1.2 million event of default penalty and accrued and unpaid interest of less than $0.1 million. At issuance of the Bridge Notes, the Company recognized the fair value of the Bridge Notes of $8.3 million with the remaining $2.2 million allocated to the Bridge Warrants.

The Company accounted for the assignment of the Original Note between the Original Note Investor and the Bridge Note Investors as an extinguishment of debt under ASC 470. The Company recognized a loss on extinguishment of the Original Note of $7.9 million on the consolidated statements of operations for the year ended December 31, 2023.

On November 13, 2023, JMCM loaned the full amount of the delayed draw term loan (the “Additional Advance”), thereby increasing the outstanding principal balance due on the JMCM Bridge Note by an additional $2.5 million. There were no other changes to the JMCM Bridge Note, including to the Maturity Date. In connection with the issuance of the Additional Advance, JMCM also purchased warrants (the “Additional Bridge Warrants”) to purchase up to 869,781 shares of the Company’s Class A Common Stock (the “Additional Warrant Shares”) at a purchase price of $0.125 per Additional Bridge Warrant for an aggregate purchase price of approximately $108,723 that are immediately exercisable at an exercise price of $1.006 per Additional Warrant Share, subject to certain adjustments and that expire on November 13, 2028. The Additional Bridge Warrants have the same terms and conditions as the Bridge Warrants.

The Company has determined the Additional Bridge Warrants are liability classified and upon issuance, has recorded the Additional Bridge Warrants at fair value of $1.4 million. The Company has recorded these as debt issuance costs related to the Additional JMCM Bridge Notes and has expensed the amount, net of cash consideration received, to the consolidated statements of operations. As of December 31, 2023, the fair value of the Additional Bridge Warrants was $2.2 million and the Company recognized a loss on the change in fair value of the Additional Bridge Warrants of $0.8 million.

Subsequent Financing

On November 21, 2023, the Company closed a subsequent financing (the “Subsequent Financing”) with the Initial Investors, Chris Kemp, the Company’s Chief Executive Officer, chairman and a director, through the Chris Kemp Living Trust dated February 10, 2023 (the “Kemp Trust”), and Adam London, the Company’s Chief Technology Officer and a director (“Dr. London” and together with the Kemp Trust, the “Additional Investors” and collectively with JMCM and ACME II, the “Investors”), pursuant to Original Financing Agreement, as amended by the Initial Financing Agreement (the “Subsequent Financing Agreement”).

Pursuant to the Subsequent Financing Agreement, (i) the Company, its subsidiaries and the Initial Investors agreed to amend and modify the terms of the Original Notes and the Bridge Notes in their entirety in accordance with the form of Convertible Note in exchange for the Company’s reimbursement of a premium (including accrued interest thereon from November 6, 2023), of approximately $1.2 million paid by the Initial Investors in connection with their purchase of the Original Notes and Original Warrants from the Original Investor, which amount was capitalized and added to the outstanding principal amount of the Convertible Notes; (ii) the Additional Investors agreed to purchase (x) an additional $3.0 million aggregate principal amount of Convertible Notes at 100% of the aggregate principal amount of such Convertible Notes and (y) Company Warrants to purchase up to 1,299,505 shares of Class A Common Stock at a purchase price of $0.125 per Company Warrant for an aggregate purchase price of approximately $162,438 that are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments, and that expire on November 21, 2028; (iii) the Additional Bridge Warrants were exchanged for Company Warrants to purchase up to 1,082,921 shares of the Class A Common Stock in exchange for the payment by JMCM to the Company of $26.6 thousand as additional consideration for the Company Warrants that are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments, and that expire on November 13, 2028; and (iv) the Bridge Warrants were exchanged for Company Warrants for no additional consideration that are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments, and that expire on November 6, 2028. Accordingly, upon closing of the Subsequent Financing, the Company had outstanding approximately $17.8 million aggregate principal amount of Convertible Notes and Company Warrants to purchase up to 7,696,627 shares of the Class A Common Stock, at an exercise price of $0.808, subject to certain adjustments. The terms of the Original Warrant for the purchase of up to 1,500,000 shares of the Class A Common Stock were not affected by the Subsequent Financing.

Net proceeds from the Subsequent Financing, after deducting estimated offering expenses, were approximately $2.7 million.

The Company elected to account for the Convertible Notes under the fair value option and recognized the initial fair value of the Convertible Notes as of November 21, 2023 of $41.6 million and $10.3 million related to the fair value of the Company Warrants. See the table at the beginning of this Note 7 — Long-term Debt and Warrants for information about the initial purchase price of the Convertible Notes and Company Warrants.

Material Terms of Subsequent Financing Agreement

The Subsequent Financing Agreement contains customary representations, warranties and agreements by the Company, including an agreement to indemnify the Investors against certain liabilities. The Subsequent Financing Agreement also contains covenants that require the Company to among other things: (i) notify JMCM of the Company’s intention to engage in negotiations relating to any sale, transfer or other disposition of all or substantially all of the property and assets or business related to the launch services segment of the Company or its subsidiaries (the “Launch Services Business”), and if JMCM informs the Company that it has an interest in acquiring the Launch Services Business, the Company will engage in good faith negotiations with JMCM; (ii) offer the holders of the Convertible Notes, so long as any Convertible Notes remain outstanding, participation rights in future offerings of any equity, equity-linked, equity equivalent securities or securities convertible into or exercisable for equity (excluding offerings of Class A Common Stock through an approved at-the-market equity program), subject to limited exceptions; (iii) not effect or enter into any “Variable Rate Transactions” (as defined in the Subsequent Financing Agreement); and (iv) seek stockholder approval (the “Stockholder Approvals”) in accordance with the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”) with respect to the issuance of the shares of Class A Common Stock issuable upon exercise of the Company Warrants in excess of the limitations imposed by such rules and the shares of Class A Common Stock issuable upon conversion of the Convertible Notes in excess of the limitations imposed by such rules (such shares of Class A Common Stock issuable upon exercise of the Company Warrants or conversion of the Convertible Notes, the “Subsequent Financing Underlying Shares”).

The Subsequent Financing Agreement also provides that for 45 days after the closing date, the Company and its subsidiaries may not, directly or indirectly, register, offer, sell, grant any option or right to purchase, issue or otherwise dispose of, including make any filing to do the same, any equity or equity-linked securities, subject to limited exceptions, including without limitation, sales pursuant to the Company’s ATM Sales Agreement (as defined in the Subsequent Financing Agreement).

The representations, warranties and covenants contained in the Subsequent Financing Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

See Note 15 —Subsequent Events for information about amendments to the Subsequent Financing Agreement occurring after December 31, 2023.

Material Terms of the Securities issued in the Original Financing and the Subsequent Financing in effect on December 31, 2023

Original Warrants

The Original Warrants expire August 4, 2028 and are immediately exercisable upon issuance at an exercise price of $6.75 per share (or $0.45 per share before the Reverse Stock Split), subject to certain adjustments. The exercise price of the Original Warrants, and the number of Original Warrant Shares potentially issuable upon exercise of the Original Warrants, will be adjusted proportionately if the Company subdivides its shares of common stock into a greater number of shares or combines its shares of common stock into a smaller number of shares. In addition, until the earlier to occur of (i) such date as the Company has completed Equity Issuances (as defined in the Original Warrants) after August 4, 2023 for gross proceeds of at least $20.0 million, and (ii) August 4, 2024, if the Company grants, issues or sells or is deemed to have granted, issued or sold, any shares of Class A Common Stock (excluding any Excluded Securities (as defined in the Warrants)) for a consideration per share (the “New Issuance Price”) less than a price equal to the Initial Warrant exercise price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (such Exercise Price then in effect is referred to herein as the “Applicable Price”) (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the exercise price then in effect for the Original Warrants will be reduced to an amount equal to the New Issuance Price. The exercise price for the Original Warrants were adjusted in connection with the Reverse Stock Split and also in connection with the Subsequent Financing (described above). The current exercise price for the Original Warrants is $0.808 per Original Warrant.

The Original Warrants were registered under the Act pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-271589) and a prospectus supplement filed on August 4, 2023.

Convertible Notes

The Convertible Notes were not issued pursuant to an indenture. The Convertible Notes mature on November 15, 2025 (the “Maturity Date”), provided that the Maturity Date may be extended upon the written agreement of the Company and the holders of the Convertible

Notes. On the Maturity Date, the Company will pay the holders of the Convertible Notes an amount in cash equal to (i) the then-outstanding Stated Principal Amount (as defined in the Convertible Notes) of the Convertible Notes, multiplied by (ii) the then applicable Minimum Return (as defined in the Convertible Notes) amount in effect at such time, plus accrued and uncapitalized interest on the Convertible Notes (such amount, the “Minimum Return Maturity Amount”); provided that if the Maturity Date has been extended the Company will pay such holders an amount in cash equal to the greater of (x) the Minimum Return Maturity Amount and (y) the then-outstanding principal amount plus any accrued and uncapitalized interest on the Convertible Notes. In the event that any prepayment or redemption of the Convertibles Notes is made in full prior to the Maturity Date (or is deemed to have occurred in the case of an Event of Default Acceleration Event (as defined in the Convertible Notes)), the Company will pay in full all outstanding obligations under the Convertible Notes, which will include the payment, if applicable, of any Minimum Return amount (as defined in the Convertible Notes), which ranges from 150% to 175% of the outstanding Stated Principal Amount of the Convertible Notes depending on the timing of the prepayment or redemption event.

The Convertible Notes bear interest at 12.0% per annum, payable in kind, which interest rate would increase to 15.0% per annum upon the existence of an Event of Default (as defined in the Convertible Notes). Interest on the Convertible Notes accrues from November 21, 2023. Interest on the Convertible Notes will be payable in kind on each February 1, May 1, August 1 and November 1, beginning February 1, 2024.

The Convertible Notes are issued by the Company and each of the Company’s subsidiaries, as co-issuers. The Convertible Notes are secured by first-priority security interests in all tangible and intangible assets, now owned and hereafter created or acquired, of the Company and its subsidiaries, subject to customary exceptions, and are guaranteed by the Company and all of its subsidiaries.

The Company is required to make quarterly amortization payments under each Convertible Note on each February 1, May 1, August 1 and November 1, beginning February 1, 2024, payable in cash in an amount equal to 11.11% of the initial Stated Principal Amount (as defined in such Convertible Note) of such Convertible Note. The holder of a Convertible Note, in its sole discretion, may agree to defer its quarterly amortization payment to the subsequent amortization payment date pursuant to the terms of its Convertible Note.

Holders of the Convertible Notes may, at their option, prior to the second scheduled trading day immediately before the Maturity Date, convert all or any portion of the outstanding amount of their Convertible Notes into shares of Class A Common Stock, at an initial conversion rate of 1,237.6238 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $0.808 per share of Class A Common Stock. The conversion rate will be subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transactions.

Holders of the Convertible Notes have the right to require the Company to repurchase the Convertible Notes upon the occurrence of a Fundamental Change (as defined in the Convertible Notes) for a cash price equal to the greater of (i) the then-outstanding principal amount of Convertible Notes to be repurchased, or (ii) the then applicable Minimum Return amount in effect at such time multiplied by the then-outstanding Stated Principal Amount of Convertible Notes to be repurchased, in each case, plus the accrued and uncapitalized interest on the Convertible Notes; provided that if such Fundamental Change consists of an ASE Disposition (as defined in the Convertible Notes), such offer may be limited to the maximum aggregate then-outstanding principal amount of Convertible Notes that may be repurchased to the extent that the aggregate Fundamental Change Repurchase Prices therefor would not exceed the net cash proceeds from such ASE Disposition in excess of $5.0 million.

After the first effective date of any Specified Fundamental Change (as defined in the Convertible Notes), provided the Equity Conditions (as defined in the Convertible Notes) are satisfied, the Company may redeem all (but not less than all) of the then-outstanding principal amount of the Convertible Notes for a cash price equal to the greater of (i) the then-outstanding principal amount of Convertible Notes to be redeemed, or (ii) the then applicable Minimum Return amount in effect at such time multiplied by the then-outstanding Stated Principal Amount of Convertible Notes to be redeemed, in each case, plus the accrued and uncapitalized interest on the Convertible Notes. The Company may not redeem any amounts under the Convertible Notes prior to the Specified Fundamental Change Trigger Date (as defined in the Convertible Notes).

Unless the Company obtains the Stockholder Approvals, the Company will be prohibited from issuing any shares of Class A Common Stock upon conversion of the Convertible Notes if the issuance of such shares of Class A Common Stock would exceed 19.99% of the Company’s outstanding shares of Class A Common Stock as of the date of the Subsequent Financing Agreement or otherwise exceed the aggregate number of shares of Class A Common Stock which the Company may issue without breaching the Company’s obligations under the Nasdaq listing rules.

The Company is also subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, investment transactions, the existence of liens, distributions, restricted issuances, the transfer, sale or disposition of assets and the delivery of annual budgets, among other matters.

If an Event of Default under the Convertible Notes occurs, the principal amount thereof, together with accrued interest thereon, may become immediately due and payable.

See Note 15 — Subsequent Events for information about amendments to the Convertible Notes occurring after December 31, 2023.

Company Warrants

The Company Warrants are immediately exercisable at an exercise price of $0.808 per share of Class A Common Stock, subject to certain adjustments and expire on dates ranging from November 6, 2028, through November 21, 2028. The exercise price of the Company Warrants, and the number of shares of Class A Common Stock potentially issuable upon exercise of the Company Warrants, will be adjusted proportionately if the Company subdivides its shares of Class A Common Stock into a greater number of shares or combines its shares of Class A Common Stock into a smaller number of shares.

In the event of a Fundamental Transaction (as defined in the Company Warrants) that is (i) an all cash transaction, (ii) a “Rule 13e-3 transaction” as defined in Rule 13e-3 under the Securities Exchange Act of 1934, as amended, or (iii) a Fundamental Transaction involving a person or entity not traded on a national securities exchange, the Company will be required, at the option of the holder of the Company Warrant, to (x) purchase such holder’s Company Warrant by paying to such holder an amount of cash equal to the Black-Scholes Value (as defined in the Company Warrants) of the remaining unexercised portion of such Company Warrant on the date of the consummation of such Fundamental Transaction or (y) exchange the Company Warrant for a security of the Successor Entity (as defined in the Company Warrants) evidenced by a written instrument substantially similar in form and substance to the Company Warrants, including, without limitation, which is exercisable for a corresponding number of shares of capital stock equivalent to the shares of Class A Common Stock acquirable and receivable upon exercise of the Company Warrant prior to such Fundamental Transaction, and with an exercise price which applies the exercise price under the Company Warrant to such shares of capital stock (but taking into account the relative value of the shares of Class A Common Stock pursuant to such Fundamental Transaction and the value of such shares of capital stock, such adjustments to the number of shares of capital stock and such exercise price being for the purpose of protecting the economic value of the Company Warrant immediately prior to the consummation of such Fundamental Transaction).

Unless the Company obtains the Stockholder Approvals, the Company will be prohibited from issuing any shares of Class A Common Stock upon exercise of the Company Warrants if the issuance of such shares of Class A Common Stock would exceed 19.99% of the Company’s outstanding shares of Class A Common Stock as of the date of the Subsequent Financing Agreement or otherwise exceed the aggregate number of shares of Class A Common Stock which the Company may issue without breaching the Company’s obligations under the Nasdaq listing rules.

Fair Value Option of Accounting for Convertible Notes

The Company has elected the fair value option to account for the Convertible Notes. The Company utilized the Monte Carlo Simulation Model to determine the fair value of the Convertible Notes at issuance and subsequently at each reporting date. The Company recognizes the resulting (gain) or loss related to changes to the fair value of the Convertible Notes on the consolidated statements of operations. The following is a summary of the fair value assumptions applied in determining the initial fair value and the Convertible Notes at each date:

	November 6, 2023	November 21, 2023	December 31, 2023
Risk-free interest rate	4.81%	4.75%	4.21%
Risk adjusted interest rate (for discount payment)	73.0%	73.0%	71.0%
Value per share	$0.73	$1.55	$2.28
Volatility	47.00%	39.50%	35.50%

Fair Value of Warrants

As of December 31, 2023, the Company had 9,196,627 warrants outstanding which are included in warrants to purchase common stock on the consolidated balance sheets at fair value of $18.6 million and comprised of the Company Warrants and the Original Warrants. This does not include an immaterial number of Shareintel Warrants. The Shareintel Warrants are classified as equity on the consolidated balance sheet and not subject to fair value remeasurement. The Company utilized the Black-Scholes Option Pricing model to determine the fair value of the warrants at issuance and subsequently at each reporting date. The Company recognizes the resulting (gain) or loss related to changes to the fair value of the warrants on the consolidated statements of operations. The following is a summary of the fair value assumptions applied to determine the Black-Scholes fair value of the outstanding warrants at each date:

	November 6, 2023	November 13, 2023	November 21, 2023	December 31, 2023
	Bridge Warrants	Delayed Draw Warrants	Founders Warrants	All Warrants Outstanding
Expected terms (years)	5.0	5.0	5.0	4.9
Expected volatility	100.11%	108.59%	108.79%	109.83%
Risk-free interest rate	4.60%	4.66%	4.41%	3.84%
Expected dividend rate	—	—	—	—
Value per share	$0.73	$1.47	$1.55	$2.28
Exercise Price	$0.81	$0.81	$0.81	$0.81

No Registration. Registration Rights.

The Convertible Notes, the Company Warrants, and the Subsequent Underlying Shares have not been, and the Convertible Notes and the Company Warrants will not be, registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction. The Convertible Notes and Company Warrants were offered and sold to the Investors in a transaction exempt from registration under the Act in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. The Investors are “accredited investors,” as defined in Regulation D, and are acquiring the Convertible Notes, the Company Warrants and any Underlying Shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Pursuant to the Subsequent Financing Agreement, the Company is required to file a registration statement with the SEC no later than May 1, 2024 to register the resale of all Subsequent Underlying Shares. See Note 15 — Subsequent Events for information regarding amendments to the Subsequent Financing that extent the Company’s registration obligations with respect to the Subsequent Underlying Shares.
Note 8 — Commitments and Contingencies

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

On April 27, 2022, a stockholder derivative suit was filed in the United States District Court for the Eastern District of New York styled Gonzalez v. Kemp, et al., Case No. 22-cv-02401 (E.D.N.Y.) (the “Gonzalez Action”). On January 25, 2023, the plaintiff filed an amended complaint. The amended complaint asserts claims against certain of the Company’s current and former officers and directors for alleged breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, alleged violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and for contribution under Section 10(b) and 21D of the Exchange Act based upon the conduct alleged in the Securities Action described above. The plaintiff in the Gonzalez Action seeks monetary damages in favor of the Company in an unstated amount, reforms to the Company’s corporate governance and internal procedures, restitution including disgorgement of any compensation, profits or other benefits received, and reimbursement of the plaintiff's reasonable fees and costs, including attorney’s fees. On February 17, 2023, the Gonzalez Action was transferred to the United States District Court for the Northern District of California under Case No. 3:23-cv-00713. Defendants filed a motion to dismiss the amended complaint on April 18, 2023. On June 12, 2023, the Court in the Gonzalez Action granted the Company’s motion to stay the case until a final judgment has been issued in the resolution of In re Astra Space f/k/a Holicity Inc. Securities Litigation (Case No. 3:22-cv-08875) in the Northern District of California (the “Securities Action”). Once the Securities Action was dismissed, the Gonzalez Action again proceeded. Plaintiffs filed an opposition to the Defendants motion to dismiss. Due to the announcement of the potential merger transaction (and the likely alternative of bankruptcy if the merger transaction does not close), the Court has again stayed the Gonzalez Action until at least July 9, 2024. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Based on a Court of Chancery Rule 5.1 notice, on or about June 30, 2023, a stockholder derivative suit was filed in the Delaware Court of Chancery styled Capani v. Chris C. Kemp, et al., C.A. No. 2023-0676- (“Capani Action”). The Capani Action appears to be brought by the same plaintiff who filed the first derivative complaint in the District Court of Delaware in early 2022. The first derivative complaint was voluntarily dismissed without prejudice after the Company filed a motion to dismiss. On July 31, 2023, the Chancery Court entered a stipulated stay of the case pending the resolution of the Securities Action for which an order granting the Company’s motion to dismiss was entered on August 2, 2023. The stay was lifted upon the Securities Action’s resolution. No motion to dismiss briefing schedule has since been entered in this case. The stockholder subsequently served a books and records demand before filing the present lawsuit. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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

Purchase Commitments

In order to reduce manufacturing lead times and to have access to an adequate supply of components, the Company enters into agreements with certain suppliers to procure component inventory based on the Company's production needs. A significant portion of the Company's purchase commitments arising from these agreements consist of firm and non-cancelable commitments. As of December 31, 2023, the Company had $26.1 million outstanding purchase commitments whose terms run through May 2026, which includes a reduction of $5.7 million during the year ended December 31, 2023, due to the cancellation of a contract with a key supplier due to the Company’s non-payment. Payments will be made against these supplier contracts as deliveries occur throughout the term.

Note 9 — Stockholders’ Equity

Common and Preferred Stock

As of December 31, 2023, the Company had authorized a total of 466,000,000 shares of stock, consisting of (i) 400,000,000 shares of Class A Common Stock, (ii) 65,000,000 shares of Class B Common Stock and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). As of December 31, 2023, the Company had 18,885,500 and 3,702,613 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of December 31, 2023.

Holders of the Class A Common Stock and Class B Common Stock have identical distribution rights, except that holders of the Class A Common Stock are entitled to one vote per share and holders of the Class B Common Stock are entitled to ten votes per share. Each share of Class B Common Stock can be converted into one share of Class A Common Stock at any time at the option of the holder and automatically converts upon sale or transfer, except for certain transfers specified in the Company's amended and restated certificate of incorporation, as amended.

Reverse Stock Split

On June 8, 2023, the Company’s stockholders approved a Reverse Stock Split pursuant to which all issued and outstanding shares of Class A Common Stock and Class B Common Stock, at a ratio in the range of 1-for-5 to 1-for-15, with the final decision of whether to proceed with the Reverse Stock Split and the exact ratio and timing of the reverse stock split to be determined by the board of directors, in its discretion, but no later than June 8, 2024. On September 13, 2023, with the Board's approval, the Company filed the Amended Certificate with the Secretary of the State of Delaware, thereby affecting the reverse stock split at 1-for-15 ratio. See Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies, Reverse Stock Split, for the impact of the Reverse Stock Split on previously reported share and per share amounts.

B. Riley Common Stock Purchase Agreement and Registration Rights Agreement

On August 2, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (the “B. Riley Agreements”) with B. Riley Principal Capital II, LLC (“B. Riley”), wherein the Company would have the right to sell to B. Riley up to the lesser of (i) $100.0 million of newly issued shares of the Class A Common Stock, and (ii) 3,537,310 newly issued shares of

Class A Common Stock which number of shares is equal to 19.99% of the sum of the Company’s Common Stock issued and outstanding immediately prior to the execution of the B. Riley Purchase Agreements. The Company terminated the B. Riley Purchase Agreements effective July 5, 2023.

Shelf Registration

In May 2023, the Company filed a universal shelf registration statement on Form S-3 (the “May Registration Statement”) with the SEC to provide access to additional capital, if needed. Pursuant to the May Registration Statement, the Company may from time to time offer to sell in one or more offerings shares of its Class A Common Stock or other securities having an aggregate value of up to $100,000,000. The May Registration Statement (No. 333-271589) relating to these securities became effective on May 16, 2023.

Shares of Class A Common Stock sold pursuant to the Sales Agreement were registered under the Act pursuant to the May Registration Statement and a prospectus supplement filed on July 10, 2023. See ATM Sales Agreement below for information regarding the sale of such shares. The Original Note and Original Warrants were registered under the Act pursuant to the May Registration Statement and prospectus supplement filed on August 4, 2023. See Note 7 — Long-term Debt and Warrants. The shares of Class A Common Stock issued to the Apollo Stockholders in settlement of the contingent consideration obligation were registered under the Exchange Act pursuant to the May Registration Statement and prospectus supplement filed on October 2, 2023. See Note 5 — Fair Value Measurements for information about the shares of Class A Common Stock issued to the Apollo Stockholders.

As of December 31, 2023, there is $73.6 million available under the May Registration Statement.

Given the late filing of this Annual Report, the Company is no longer eligible to use either the May Registration Statement or the September Registration Statement.

ATM Sales Agreement

On July 10, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC ("Roth”). The Sales Agreement provides for the offer and sale of up to $65.0 million of the Company’s newly issued Class A Common Stock, from time to time through an “at the market offering” program. The Company specifies the parameters for the sale of the shares of Class A Common Stock, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Actual sales of Class A Common Stock under the Sales Agreement depends on a variety of factors including, among other things, market conditions and the trading price of the Class A Common Stock, and the full amount of capital may not be fully realized.

From July 10, 2023 to November 30, 2023, 449,863 shares of the Company's Class A Common Stock were sold under the Sales Agreement resulting in proceeds of $1.2 million, net of broker commissions, fees and third-party issuance costs $0.1 million. The average price per share sold under the Sales Agreement during the period was $2.63 per share. The Company incurred $0.3 million of third-party issuance costs related to legal, accounting and registration costs which are recorded as deferred issuance costs on the consolidated financial statements and were allocated on a per share basis and charged to additional paid-in capital along with broker commissions per shares sold under the Sales Agreement.

In November 2023, the Company suspended further sales of its Class A Common Stock under the Sales Agreement, following which, the remaining unamortized third-party issuance costs of $0.2 million were charged to other expense on the consolidated statements of operations.

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

2021 Omnibus Incentive Plan

In June 2021, the Board of Directors approved the 2021 Omnibus Incentive Plan (the “2021 Plan”), which reserved 36.8 million shares of Class A Common Stock for issuance for awards in accordance with the terms of the 2021 Plan. Under the terms of the 2021 Plan, the number of shares of Class A Common Stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 5% of the sum of number of shares of (x) Class A Common Stock and (y) Class B Common Stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A Common Stock as determined by the Board. Pursuant to the terms of the Plan, an additional 26,648,738 shares of Class A Common Stock were reserved for issuance under the 2021 Plan since its adoption on June 30, 2021, through January 1, 2023. On September 14, 2023, as a result of the Reverse Stock Split, the number of shares of Class A Common Stock reserved for issuance under the 2021 Plan adjusted to 1,607,362. On December 21, 2023 the Board determined that it would not increase shares of Class A Common Stock available for issuance under the 2021 Plan as of January 1, 2024. As of December 31, 2023, 1,839,544 shares remain available for issuance under the plan.

The purpose of the 2021 Plan is to advance the Company’s interests by providing for the grant to employees, directors, consultants and advisors of stock and stock-based awards. Under the 2021 Plan, the Company grants RSUs, PSUs, time-based stock options, as well PSOs to its executive officers. RSUs and time-based stock options granted have service-based vesting conditions only. PSUs granted have service and performance conditions. The service conditions vary for each employee and are based on their continued service to the Company. Stock option holders have a 10-year period to exercise their options before options expire. In July 2022, the PSU agreements were amended to remove the performance-based vesting conditions and only retain the time-based vesting condition. Forfeitures are recognized in the period of occurrence and stock-based compensation costs are recognized based on grant-date fair value as RSUs and time-based stock options vest. In June 2023, the PSOs granted on September 20, 2021 to certain of the Company’s executive officers were terminated. See Note 10 — Stock-based Compensation — Cancellation of Certain Performance Stock Options awards with Service, Performance and Market Conditions.

2023 Bonus Incentive Plan

Under the 2021 Plan, the Board approved the 2023 Bonus Incentive Plan (the "2023 Bonus Plan") on December 12, 2022. The 2023 Bonus Plan, in part, provides for PSOs to be granted to executives, certain key contributors and to the employees.

On March 8, 2023, the Company approved the issuance of an aggregate of 353,333 PSOs (5.3 million PSOs as previously reported prior to the Reverse Stock Split) under the 2023 Bonus Plan to certain executives and key contributors, (collectively, the "participants"), which may be earned for each quarter over a two-year period based on meeting certain performance conditions. The performance conditions, as further described below, are structured such that the PSOs allocated to each quarter will be earned on a quarterly basis upon the achievement of quarterly Baseline and Stretch Key Performance Indicators ("KPIs") associated with the operations of the Company's Launch Services and Space Products segments. The KPIs are approved by the Compensation Committee at the beginning of each quarter and are communicated to the participants thereafter, upon such communication establishing the measurement date for that quarter's PSO allocation. The employee portion of the 2023 Bonus Plan follows the same structure although is only for the 2023 calendar year and are available for grant after the performance condition has been met.

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

For the PSO awards allocated to each quarter of 2023, the associated KPIs were approved by the Compensation Committee at the beginning of each quarter and were communicated to the participants thereafter, establishing the measurement date. The Company used the Black-Scholes option pricing-model to calculate the fair value for PSOs allocated to each quarter of 2023, using the following assumptions:

	PSOs Awarded for the 1st and 2nd Quarter 2023	PSOs Awarded for the 3rd Quarter 2023	PSOs Awarded for the 4th Quarter 2023
Expected terms (years)	6.7	6.1	6.1
Expected volatility	95.8%	91.84% - 92.25%	94.91% - 95.2%
Risk-free interest rate	3.61%	4.04% - 4.15%	4.68% - 4.73%
Expected dividend rate	—	—	—
Grant-date fair value	$4.82	$3.20 - $4.72	$0.97 - $1.09

As of December 31, 2023, the Compensation Committee determined that none of the Space Products and Launch Services Baseline or Stretch KPIs were achieved related to the awards allocated to 2023. As the Baseline and Stretch KPI goals were not achieved, none of the non-executive employee awards were granted and all PSOs were cancelled and reassigned to the discretionary pool of awards available for grant, at management's discretion, to non-executive employees. However, management determined not to make any grants from the discretionary pool and as a result, the Company did not recognize any stock-based compensation expense related to the 2023 Bonus Plan for the year ended December 31, 2023.

2021 Employee Stock Purchase Plan

In June 2021, the Board of Directors approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) to reserve 5.0 million shares of Class A Common Stock for issuance for awards in accordance with the terms of the ESPP. The number of shares reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year from 2022 to 2031 by the lesser of (i) 1% of the sum of number of shares of (x) Class A Common Stock and (y) Class B Common Stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A Common Stock as determined by the Board. Pursuant to the terms of the 2021 ESPP, an additional 5,322,105 shares of Class A Common Stock were reserved for issuance under the 2021 ESPP since its adoption on June 30, 2021, through January 1, 2023. As a result of the Reverse Stock Split the number of shares of Class A Common Stock reserved for issuance under the 2021 ESPP was decreased to 558,077. On December 21, 2023 the Board cancelled the Plan effective immediately following the next purchase date, January 17, 2024. As of December 31, 2023, the Company had $22.2 thousand of unrecognized stock-based compensation expense related to the 2021 ESPP, which is expected to be recognized over a weighted-average period of 0.04 years. Also, as of December 31, 2023, 558,077 shares remain available for issuance under the 2021 ESPP.

The purpose of the 2021 ESPP was to enable eligible employees to use payroll deductions to purchase shares of Class A Common Stock and thereby acquire an interest in the company. Eligible employees were offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of the Company's stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. 98,601 and 31,463 shares were issued under the 2021 ESPP during the years ended December 31, 2023 and 2022, respectively.

2016 Equity Incentive Plan

In 2016, Astra Space, Inc. (prior to the consummation of the Business Combination referred to below, “pre-combination Astra") adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Under this Plan, the Board of Directors or a committee appointed by the Board of Directors is authorized to provide stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, and other performance or value-based awards within parameters set forth in the Plan to employees, directors, and non-employee consultants.

In connection with the Business Combination Agreement between Holicity, Inc. (the Company’s de-SPAC sponsor) and pre-combination Astra dated February 2, 2021 (the “Business Combination Agreement”), the Company assumed the 2016 Plan upon closing. Each outstanding and unexercised option (“Astra Option”) was converted, at the exchange ratio established in the BCA, into an option (“New Astra Option”) to acquire shares of the Company’s Class A Common Stock with the same terms and conditions as applicable to the Astra Option immediately prior to the Business Combination. As of December 31, 2022, there were no shares available for issuance under this plan and there were no awards outstanding under this plan.

The following table summarizes stock-based compensation expense that the Company recorded in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
in thousands	2023	2022
Cost of revenues	$—	$806
Research and development	7,143	15,832
Sales and marketing	251	5,899
General and administrative	4,180	33,367
Stock-based compensation expense	$11,574	$55,904

As of December 31, 2023, there was no stock-based compensation capitalized in inventories. As of December 31, 2022, there was less than $0.1 million of stock-based compensation capitalized in inventories.

On November 22, 2021, under the 2021 Plan and in conjunction with the acquisition of Apollo, the Compensation Committee issued 1,047,115 PSUs to the employees of Apollo Fusion who joined the Company. PSUs are subject to certain performance-based and service-based vesting conditions and would vest over four years with 25% of awards vesting on July 1, 2022, and the remaining 75% vesting quarterly over the remaining 12 quarters beginning on November 15, 2022, only for the portion of PSUs that is eligible to become vested which will be determined based upon timely satisfaction of performance conditions. The number of PSUs vested is determined by multiplying the total number of PSUs granted by the percentage of milestones achieved and by the percentage of PSUs that satisfy the time-based vesting condition on such time-vesting date.

Certain performance conditions for PSUs are subjective and the number of PSUs related to these performance conditions did not meet the criteria for the grant date. Accordingly, 523,557 PSUs and 52,355 PSUs related to the performance conditions that are not subjective were considered granted as of November 22, 2021 and January 21, 2022, respectively.

In July 2022, the PSU agreements were amended to remove the performance-based vesting conditions and only retain the time-based vesting condition. Accordingly, 292,145 PSUs related to the milestones that previously did not meet the criteria for the grant date were considered granted as of July 1, 2022. Therefore, the Company recognized none and $0.1 million compensation costs related to PSUs for the year ended December 31, 2023 and 2022, respectively, to reflect the PSUs that satisfied the time-based vesting condition on the time-vesting dates.

Cancellation of Performance Stock Options awards with Service, Performance and Market Conditions

On September 20, 2021, under the 2021 Plan, the Company’s Board granted 873,745 performance stock options (13,016,178 performance stock options as previously reported prior to the Reverse Stock Split) to its executive officers. Of the performance stock options originally granted, only 650,809 (9,762,133 as previously reported prior to the Reverse Stock Split) remained outstanding on January 1, 2023 due to forfeitures occurring in connection with the resignations of former executive officers. The PSOs were subject to performance conditions that are both milestone based and share based.

During the second quarter of 2023, the Board determined that the performance stock options no longer served the goal of driving financial performance and long-term shareholder value, nor did they serve as retention tools for the Company’s executive officers. Accordingly, the Board recommended cancellation of the PSOs, subject to stockholder approval.

On June 8, 2023, stockholders approved the cancellation of the performance stock options and a proposed framework for a replacement award, to be granted to Mr. Kemp, Dr. London and Mr. Attiq before July 31, 2023, subject to the Board’s approval of the final award terms, including any performance conditions. No replacement awards were issued.

As there was no concurrent replacement award, the cancellation was deemed a settlement of an award without consideration under ASC 718. Concurrently, the Company remeasured the value of these share-based awards re-assessing the probability of success for the five milestones mentioned above. It had been previously determined that Milestone A (the Company has had a successful orbital delivery) had been achieved, but without meeting the share price threshold. As of the date of cancellation, the Company concluded the stock-based awards had no value, since none of the remaining four milestones were achievable as a result of the Company’s decision to focus on its Space Products business, the decision to move to a new launch system and the probability of meeting the pricing thresholds. Therefore, the Company reversed all stock-based compensation expense to date of $6.8 million associated with Milestone B (the Company had six orbital launches during a six consecutive month period) during the second quarter ended June 30, 2023. Additionally, the $3.6 million of unrecognized stock-based compensation expense remaining for Milestone B and $24.6 million unrecognized stock-compensation expense associated with remaining three milestones were not recognized as stock-based compensation as achievement of the performance conditions was determined to not be probable.

As of December 31, 2023, the Company had no unrecognized stock-based compensation expense related to performance stock options.

Stock Options Awards

The following is a summary of stock option activity for the years ended December 31, 2023 and 2022:

	No. of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	1,355,093	$112.80	9.4	$22,782,654
Granted	132,802	48.30	7.5	—
Exercised	(52,447)	6.75	1.3	—
Forfeited	(302,435)	122.85	—	—
Expired	(49,772)	120.30	—	—
Outstanding - December 31, 2022	1,083,241	$106.65	8.4	$9,630
Granted	1,312,963	7.07	6.4	—
Exercised	(12,061)	6.91	0.2	—
Forfeited/Cancelled	(1,029,669)	89.17	—	—
Expired	(33,934)	29.86	—	—
Outstanding – December 31, 2023	1,320,540	$24.13	8.4	$128,212

Unvested – December 31, 2023	968,959	16.8	9.1	122,787
Exercisable – December 31, 2023	351,581	$44.33	6.6	$5,425

Total intrinsic value of options exercised during the years ended December 31, 2023 and 2022, was approximately $31.6 thousand and $1.2 million, respectively.

The Company uses the Black-Scholes option pricing-model to calculate the grant date fair value of time-based options and to calculate the grant date fair value of the PSOs which are performance and time-based. The following table summarizes the assumptions used in estimating the fair value of options granted in the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Expected terms (years)	6.43	5.81
Expected volatility	96.5%	68.9%
Risk-free interest rate	3.46% - 4.98%	1.7%
Expected dividend rate	—	—
Grant-date fair value	$0.73 - $8.40	$3.20

Restricted Stock Units Awards

The following is a summary of restricted stock units for the years ended December 31, 2023 and 2022:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Outstanding – December 31, 2021	711,922	$138.00
Granted	1,155,851	31.80
Vested	(309,397)	123.60
Forfeited	(483,586)	87.30
Outstanding – December 31, 2022	1,074,790	$50.25
Granted	210,102	6.76
Vested	(280,702)	55.35
Forfeited	(409,952)	50.02
Outstanding – December 31, 2023	594,238	$33.60

Total fair value as of the respective vesting dates of restricted stock units vested for the year ended December 31, 2023 was approximately $1.3 million. As of December 31, 2023, the aggregate intrinsic value of unvested restricted stock units was $1.4 million. As of December 31, 2023, the Company had $17.7 million of unrecognized stock-based compensation expense related to restricted stock units.

Note 11 — Provision for Income Taxes

Components of Loss Before Provision for Income Taxes

For financial reporting purposes, loss before provision for income taxes includes the following components:

	As of December 31,
in thousands	2023	2022
Domestic	$(178,376)	$(411,438)
Foreign	—	—
Loss before income taxes	$(178,376)	$(411,438)

For each of the years ended December 31, 2023 and 2022, the Company recognized no provision for income taxes consistent with the losses incurred and the valuation allowance against the deferred tax assets.

Effective Tax Rate

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	December 31,
	2023	2022
U.S. federal provision at statutory rate	21.0	21.0%
Tax credits	2.4	2.1
Expired attributes	(6.8)	—
Non-deductible executive compensation	(0.5)	(1.0)
Stock-based compensation	(1.5)	(1.3)
Debt restructuring	(7.3)	—
Fair value adjustment	2.8	(1.0)
Change in valuation allowance	(9.9)	(16.8)
Goodwill impairment	—	(3.0)
Other	(0.2)	—
Effective tax rate	0.0%	0.0%

Deferred Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	As of December 31,
in thousands	2023	2022
Deferred tax assets:
Net operating loss carry forward	$115,657	$95,980
Tax credits	18,565	24,296
Capitalized research and development	32,210	21,763
Stock-based compensation	1,031	2,752
Operating lease liabilities	2,579	3,283
Fixed assets	16,606	—
Intangibles	—	18,245
Accruals and reserves	7,049	6,734
Deferred revenue	6,002	1,271
Other	126	—
Total deferred tax assets	199,825	174,324
Deferred tax liabilities:
Right of use assets	(2,468)	(3,273)
Intangible assets	(478)	(913)
Total deferred tax liabilities	(2,946)	(4,186)
Net deferred tax assets before valuation allowance	196,879	170,138
Valuation allowance	(196,879)	(170,138)
Net deferred tax assets (liabilities)	$—	$—

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in the current and prior years, the Company believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets. The Company's valuation allowance increased by $26.7 million and $81.5 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had $448.1 million of U.S. federal net operating loss carryforwards, of which $428.0 will be carried forward indefinitely for U.S. federal tax purposes and $20.1 million will expire beginning in 2036. In addition, the Company has $340.8 million of state net operating loss carryforwards available to reduce future taxable income, if not utilized, will begin to expire beginning in 2036.

As of December 31, 2023, the Company also has federal and California research and development tax credit carryforwards of $7.7 million and $18.5 million, respectively. The federal research credit carryforwards will begin to expire in 2036 and California research credits can be carried forward indefinitely.

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

Unrecognized Tax Benefits

The Company accrues for uncertain tax positions identified, which are not deemed more likely than not to be sustained if challenged, and recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recorded no amounts of accrued interest and accrued penalties related to unrecognized tax benefits as of December 31, 2023 and 2022.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	For The Year Ended December 31,
in thousands	2023	2022
Unrecognized tax benefits as of the beginning of the year	$5,510	$5,114
Decrease related to prior year tax provisions	(2,363)	(1,582)
Increase related to current year tax provisions	1,261	1,978
Unrecognized tax benefits as of the end of the year	$4,408	$5,510

The unrecognized gross tax benefits would not reduce the annual effective tax rate if recognized because the Company recorded a valuation allowance on its deferred tax assets. As of December 31, 2023, the Company does not believe there will be a significant increase or decrease of unrecognized tax benefits within the next twelve months. The Company files income tax returns in the U.S. federal and various state jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. There have been no examinations of our income tax returns by any tax authority.

Note 12 — Loss per Share

The Company computes basic loss per share of Common Stock using the two-class method required for participating securities and does not apply the two-class method in periods of net loss. Basic earnings per common share is determined based on the weighted-average number of common shares outstanding during each period. The dilutive effect of outstanding options and warrants is calculated using the treasury stock method. The dilutive effect of shares underlying the Company's Senior Convertible Notes is calculated using the if-converted method in periods during which Convertible Notes are available for conversion. Diluted loss per common share is the same as basic loss per common share for the years ended December 31, 2023 and 2022, as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

The following tables set forth the computation of basic and diluted loss for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Net loss attributed to common stockholders	$(144,020)	$(34,356)	$(325,441)	$(85,997)
Basic and Diluted weighted average common shares outstanding	15,521,073	3,702,613	14,011,861	3,702,613
Basic and Diluted loss per share	$(9.28)	$(9.28)	$(23.23)	$(23.23)

There were no preferred dividends declared or accumulated as of December 31, 2023 and 2022. As of December 31, 2023 there were 25,597,382 equivalent shares of Class A Common Stock underlying the Convertible Notes. The Convertible Notes, which are immediately convertible by the holder into equivalent shares of Class A Common Stock shares, are excluded from the basic and diluted weighted average shares as their effect would be anti-dilutive. The following Class A securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	December 31,
	2023	2022
Stock options	993,892	432,431
RSUs	591,882	1,074,790
Warrants	9,198,294	—
Total	10,784,068	1,507,221

No shares of Class B Common Stock were excluded in the computation of diluted shares outstanding for the years ended December 31, 2023 and 2022.

Note 13 — Segment Information

The Company reports segment information based on a “management” approach to reflect the operating segments for which the Company’s Chief Executive Officer, as the Chief Operating Decision Maker (“CODM”), makes decisions and assesses performance. The Company has two operating and reporting segments: Launch Services and Space Products.

Launch Services segment aims to provide rapid, global, and affordable launch services to satellite operators and governments.

Space Products segment consists of designing and providing space products based on the customers' needs for a successful satellite launch.

All intercompany revenues and expenses are eliminated in the consolidated financial statements.

The following table shows revenue by reportable segment for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
in thousands	2023	2022
Revenues:
Launch services	$—	$5,899
Space products	3,874	3,471
Total revenues:	$3,874	$9,370

Cost of revenues:
Launch services	$—	$28,193
Space products	1,812	1,337
Total cost of revenues:	$1,812	$29,530

Gross profit (loss):
Launch services	$—	$(22,294)
Space products	2,062	2,134
Total gross profit (loss):	$2,062	$(20,160)

The Company evaluates the performance of its reportable segments based on segment gross profit. Segment gross profit is segment revenue less segment cost of revenue. Unallocated expenses include operating expenses related to research and development, selling and marketing and general and administrative expenses as they are not considered when management evaluates segment performance.

The following table reconciles segment gross profit to loss before provision for income taxes for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
in thousands	2023	2022
Gross profit (loss)	$2,062	$(20,160)
Research and development	95,408	140,666
Selling and marketing	5,607	17,401
General and administrative	46,422	85,285
Impairment expense	—	76,889
Goodwill impairment	—	58,251
Gain on change in fair value of contingent consideration	(23,900)	20,200
Interest income	(1,962)	(1,748)
Interest expense	3,619	—
Other expense (income), net	(2,118)	(5,666)
Loss on change in fair value of Convertible Notes	21,960	—
Loss on change in fair value of warrants	6,529	—
Loss on extinguishment of convertible notes	28,873	—
Loss on extinguishment of convertible notes attributable to related parties	—	—
Loss before taxes	$(178,376)	$(411,438)

The Company does not evaluate performance or allocate resources based on reporting segment’s total assets or operating expenses, and therefore this information is not presented.

All of the Company’s long-lived assets are located in the U.S. The Company is subject to International Traffic in Arms Regulations (“ITAR”) and generates all of its revenue in the U.S.

For the years ended December 31, 2023 and 2022, the following customers accounted for greater than 10% of the Company's total revenues pertaining to its Space Products and Launch Services revenues:

	For the Year Ended December 31,
	2023		2022
	Space Products	Launch Services	Space Products	Launch Services
Customer 1	50%	—	—	—
Customer 2	50%	—	—	—
Customer 3	—	—	59%	—
Customer 4	—	—	—	37%

The Company did not generate revenue in its Launch Services for the year ended December 31, 2023.

Note 14 — Related Party Transactions

Cue Health, Inc.

In August 2021, the Company entered into a six-month subscription arrangement with Cue Health Inc. for the purchase of COVID-19 test readers and the related test cartridges. Under Cue Health Inc.’s standard subscription arrangement, the Company receives a twenty percent (20%) discount on each Cue Reader and fourteen percent (14%) discount on each test cartridge. Mr. Stanford, a member of the Board, served on the board of directors of Cue Health Inc. at that time. Funds affiliated with ACME II, an affiliate of Mr. Stanford, collectively beneficially own 9.6% of the outstanding common stock of Cue Health Inc. Mr. Stanford was not involved in the negotiation of the Company’s arrangement with Cue Health Inc. The Company conducted its independent evaluation of Cue’s services and determined in its sole judgment Cue’s product and services were the best option for the Company to ensure it could maintain a safe and productive work environment. The Company made no purchases during the year ended December 31, 2023 and had purchases in the amount of $1.0 million during the year ended December 31, 2022. The agreement was terminated in the fourth quarter of 2022.

Subsequent Financings

As described in Note 7 — Long-term Debt and Warrants, ACME II, an affiliate of Mr. Stanford, acquired a portion of the Original Notes and also purchased Bridge Notes and Bridge Warrants, which were then amended and restated by the Convertible Notes and Company Warrants effective November 21, 2023. As of December 31, 2023, the outstanding principal balance of Convertible Notes and number of shares underlying the Company Warrants held by ACME II is $5.1 million and 2,212,768 shares, respectively.

Also, on November 21, 2023, and as further described in Note 7 — Long-term Debt and Warrants, the Kemp Trust and Dr. London purchased Convertible Notes having a Stated Principal Amount (as defined in the Convertible Notes) of $2.0 million and $1.0 million, respectively, as well as Company Warrants to purchase 866,337 and 433,168 shares of Class A Common Stock, respectively.

See Note 15 — Subsequent Events for information concerning additional related party transactions occurring after December 31, 2023.

Note 15 — Subsequent Events

Termination of 2021 ESPP.

On January 17, 2024, the Company's cancellation of the 2021 ESPP was effective.

Subsequent Issuances of Convertible Notes and Warrants and Amendment to the terms of the Convertible Notes and Warrants (and Related Party transactions)

Since December 31, 2023, the Company has closed on subsequent financings under the Subsequent Financing Agreement (as further amended or modified on January 19, 2024, January 31, 2024, February 26, 2024, March 7, 2024 and April 10, 2024) on January 19, 2024, February 26, 2024, March 5, 2024, March 7, 2024, March 8, 2024, and March 15, 2024. As of April 10, 2024, the aggregate principal amount of all outstanding Convertible Notes (including any paid-in-kind interest) was $31.8 million and there were Company Warrants outstanding to purchase 14,823,917 shares of Class A Common Stock at an exercise price of $0.808, subject to certain adjustments, and that expire on dates ranging from August 4, 2028 to March 15, 2029. The investors participating in the Subsequent Financings were the Kemp Trust, Dr. London, MH Orbit, LLC, an affiliate of JMCM, RBH Ventures Astra SPV, LLC, Astera Institute, ERAS Capital, LLC and Ulrich Gall (collectively, the “Convertible Note Holders”). As of April 10, 2024, the aggregate principal amount of the Convertible Notes, including accrued but uncapitalized interest, and the number of Company Warrants and Original Warrants held by such Convertible Note Holder is as follows:

Investor	Principal	Accrued but Uncapitalized Interest	Warrants to Purchase Common Stock
JMCM Holdings LLC(1)	$9,917,870	$231,417	5,684,354
SherpaVentures Fund II, LP	5,247,131	122,433	2,212,768
MH Orbit, LLC(2)	4,016,000	93,707	1,732,673
RBH Ventures Astra SPV, LLC	2,999,000	55,442	1,295,607
Astera Institute	5,000,000	58,333	2,165,842
ERAS Capital, LLC	1,000,000	11,333	433,168
Ulrich Gall	200,000	2,200	-
Founders:
Chris C. Kemp, Trustee of the Chris Kemp Living Trust dated February 10, 2021	2,196,667	50,006	866,337
Adam London	1,173,333	26,128	433,168
Total Convertible Notes and Warrants	$31,750,001	$650,999	14,823,917
(1)
Includes the Original Warrants of which JMCM Holdings LLC is the only holder.
(2)
Investor is an affiliate of JMCM Holdings LLC

The additional Convertible Note purchases of the Kemp Trust and Dr. London described here are also related party transactions.

Also, since December 31, 2023, the Company and the investors in the Convertible Notes, Company Warrants and Original Warrants amended or modified the Subsequent Financing Agreement and the Convertible Notes on January 19, 2024 (the “January 19 Amendment”), January 31, 2024 (the “January 31 Amendment”), February 26, 2024 (the “February Amendment”) and April 10, 2024 (the “April Amendment”) and together with the January 19 Amendment, the January 31 Amendment and the February Amendment (the “Amendments”).

The January 19 Amendment extended the date by which a Subsequent Closing (as defined the Subsequent Financing Agreement) may occur without the consent of a majority-in-interest of the Convertible Notes from January 20, 2024, to February 19, 2024, which date was further extended by the February Amendment to April 30, 2024, and then again by the April Amendment to June 30, 2024.

The January 31 Amendment extended the first amortization payment under the Convertible Notes, which was originally due on February 1, 2024, to May 1, 2024.

The February Amendment also increased the maximum amount of the Aggregate Stated Principal Amount (as defined in the Subsequent Financing Agreement) of the Convertible Notes from $25.0 million to $35.0 million, which amount was subsequently increased to $50.0 million pursuant to the April Amendment.

The April Amendment also amended the Subsequent Financing Agreement by extending all obligations of the Company that are due on May 1, 2024 (other than the amortization payment due under the Convertible Notes) to August 1, 2024, as well as extending the date by which the Company must obtain the Stockholder Approval required under Section 4(c)(c) of the Subsequent Financing Agreement to the later to occur of (i) August 1, 2024, or (ii) the first annual meeting of stockholders to take place after November 21, 2023.

Manufacturing License with AST & Science, LLC

On March 6, 2024, the Company entered into a Royalty Bearing Manufacturing License (the “Manufacturing License”) with AST & Science, LLC ("AST"). The Company and AST are parties to a Supply and Manufacturing Agreement, dated April 28, 2022 (the “Supply Agreement”), pursuant to which the Company manufactures certain spacecraft engines, flight sets, power processing units and feed systems (the “AST Products”) for AST. The Manufacturing License, among other things, provides AST a license to manufacture the AST Products for its internal use as a means to increase the quantity of AST Products available in the future and to provide an alternative source of supply for a critical component. The Manufacturing License is a limited, non-exclusive, non-transferable, irrevocable, non-sublicensable, fully paid license to make and have made a specified number of AST Products. In consideration of the Manufacturing License, on March 6, 2024, AST paid the Company $2.5 million, representing the royalties due for the initial AST Products to be manufactured under the Manufacturing License. At AST’s option, AST will pay the Company, on a quarterly basis, additional royalties per AST Product manufactured during the prior quarter after the initial AST Products.

Merger Agreement (and Related Party Transaction)

As introduced in Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies, on March 7, 2024, the Company entered into the Merger Agreement with Parent and Merger Sub. Upon the terms and subject to the conditions provided in the Merger Agreement, and in accordance with the Delaware General Corporation Law (the “DGCL”), at the effective time of the Merger

(the “Effective Time”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. As a result of the Merger, the Company will cease to be a publicly traded company.

At the Effective Time, by virtue of the occurrence of the Merger, the following will occur:

•

each share of Class A Common Stock or Class B Common Stock (each a “Common Share”) that is owned by the Company as treasury shares and each Common Share that is owned by any direct or indirect wholly owned subsidiary of the Company, or by Parent, Merger Sub, or any direct or indirect wholly owned subsidiary of Parent or Merger Sub, in each case, issued and outstanding immediately prior to the Effective Time, will automatically be canceled without payment of any consideration therefor and cease to exist (the “Canceled Common Shares”);

•

each share of Class A Common Stock (each a “Class A Share”) for which the holder thereof did not consent or vote in favor of the Merger Agreement and is entitled to and properly demands appraisal pursuant to the DGCL, and does not withdraw or otherwise lose the right to appraisal pursuant to the DGCL, will automatically be canceled (subject to the appraisal rights of such holders) (such Common Shares, the “Dissenting Shares”);

•

each (i) Class A Share and (ii) Class A Share subject to a Director RSU Award (as defined below) that has fully vested as of the Effective Time, that is issued and outstanding immediately prior to the Effective Time and held by Parent or its affiliates, including the Specified Stockholders (which constitute Mr. Kemp, Dr. London and their immediate family members and certain trusts or other entities in which either Mr. Kemp or Dr. London or their immediate family members hold voting, proprietary, equity or other financial interests) and certain other holders of Class A Shares (the “Rollover Shares”), as of immediately prior to the Effective Time as a result of having been acquired by Parent or its affiliates pursuant to a rollover agreement in a form mutually acceptable to Parent and the Company (each, a “Rollover Agreement”) or in connection with the funding of a capital commitment set forth in an Equity Commitment Letter (as defined below), will be canceled and cease to exist (the “Rollover”); provided that the Rollover will be permitted only if no Class B Shares are issued and outstanding;

•

each Class A Share (other than (i) the Rollover Shares, (ii) any Canceled Common Shares and (iii) any applicable Dissenting Shares) issued and outstanding immediately prior to the Effective Time (such Class A Shares, the “Converted Shares”):

•	will automatically be canceled and converted into the right to receive $0.50 per share in cash, without interest (the “Merger Consideration”);

•	will no longer be outstanding and cease to exist;

•

each certificate formerly representing any such shares (each, a “Certificate”) or the applicable number of uncertificated shares represented by book-entry (each, a “Book-Entry Share”) will thereafter represent only the right to receive the Merger Consideration in accordance with the Merger Agreement; and

•

each share of common stock of Merger Sub (each, a “Merger Sub Share”) issued and outstanding immediately prior to the Effective Time will automatically be converted into and become one authorized, validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of the surviving corporation (each, a “Surviving Company Common Share”).

Following the execution of the Merger Agreement, and pursuant to the terms of the Merger Agreement, the Company (i) deposited into a segregated bank account of Astra Space Operations LLC (the “Segregated Account”) an amount in cash equal to $3.5 million (the “Segregated Funds”), and (ii) is working as promptly as reasonably practicable to (x) withdraw all funds held in the Segregated Account other than the Segregated Funds and (y) suspend any automatic withdrawal arrangements applicable to the Segregated Account. The Segregated Account is not permitted to contain any funds other than the Segregated Funds, and the Segregated Funds will be managed by the Company at the reasonable direction of the Special Committee of the Board of Directors acting in accordance with its fiduciary duties. The Segregated Funds will be held in the Segregated Account free and clear of any liens of the collateral agent of the holders of the Company Convertible Notes (as defined below). Pursuant to its agreement with the holders of the Convertible Notes, the Company may only use funds in the Segregated Account for certain enumerated purposes as the Special Committee may direct the Company, which include, among other things, payroll expenses, employee health and benefit expenses, rent and utilities, directors’ and officers’ liability insurance and bankruptcy work (such purposes, the “Permitted Purposes”). The Limited Waiver and Consent to Senior Secured Convertible Notes and Common Stock Purchase Warrant and Reaffirmation of Transaction Documents, dated as of March 7, 2024 (the “Limited Waiver and Consent”), among the Company, each of the subsidiaries of the Company and the Investors party thereto further limits when the Special Committee may use the Segregated Funds for bankruptcy work.

All outstanding Convertible Notes will, immediately after the Merger becomes effective, be converted into shares of Series A preferred stock, par value $0.0001 per share, of Parent (the “Parent Series A Preferred Stock”) in accordance with a noteholder conversion agreement, by and among Parent, Merger Sub, and each holder of Convertible Notes (the “Noteholder Conversion Agreement”).

The Original Warrants and Company Warrants will, immediately after the Merger becomes effective, be exchanged for warrants to purchase Parent Series A Preferred Stock in accordance with a warrant exchange agreement, by and among Parent, Merger Sub, and each holder of Company Warrants (the “Warrant Exchange Agreement”).

Pursuant to the Purchase Agreement, the Company Convertible Notes Holders have, as applicable, and among other things, on the terms and subject to the conditions set forth therein, (i) consented to the execution of the Merger Agreement and the consummation of the Merger in accordance with the terms of the Merger Agreement; (ii) agreed that the filing with the SEC by one or more of the Company Convertible Notes Holders and the Company Warrant Holders, as applicable, together with one or more other persons indicating that a “group” (within the meaning of Section 13(d)(3) of the Exchange Act) has been formed which is the direct or indirect “beneficial owner” of more than 50% of the Company’s then-outstanding Common Shares in connection with the Merger will not trigger a fundamental change or fundamental transaction under the Company Convertible Notes or the Company Warrants; and (iii) agreed that neither the Segregated Account nor the funds credited therein will constitute collateral that secures the Company Convertible Notes, and permitted the Company to fund and maintain the Segregated Funds in the Segregated Account and that funds in the Segregated Account could not, subject to a limited exception, exceed $3.5 million (such amount, as it may be reduced from time to time on a dollar for dollar basis by any amounts withdrawn from the Segregated Account at the direction of the Special Committee in accordance with the terms of the Merger Agreement, the “Minimum Cash Amount”) to be used exclusively for the Permitted Purposes.

All outstanding warrants to purchase Class A Shares, dated February 3, 2023 (the “ShareIntel Warrants”), will automatically be canceled and converted into the right to receive an amount in cash equal to the product of (i) the number of Class A Shares issuable upon exercise of the ShareIntel Warrants immediately prior to the Effective Time by (ii) the amount, if any, by which the Merger Consideration exceeds the per share exercise price of the ShareIntel Warrants.

Pursuant to the Merger Agreement, at the Effective Time, each outstanding option to purchase Class A Shares (each, a “Company Option”) other than a Company Option with an exercise price equal to or greater than the Merger Consideration (an “Underwater Option”), that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be assumed by Parent and converted into an option (the “Converted Options”) to purchase shares of class A common stock, par value $0.0001 per share, of Parent (the “Parent Class A Shares”). The Converted Options will continue to be subject to substantially the same terms and conditions as were applicable to such Company Options immediately prior to the Effective Time, except that (i) each Converted Option will be exercisable for that number of Parent Class A Shares equal to the number of Class A Shares subject to such option immediately prior to the Effective Time and (ii) the per share exercise price for each Parent Class A Share issuable upon exercise of a Converted Option will be equal to the exercise price per share of Class A Shares of such option immediately before the Effective Time. Each Underwater Option will be canceled for no consideration at the Effective Time. As of April 10, 2024, all Company Options were Underwater Options.

In addition, at the Effective Time, each outstanding restricted stock unit with respect to Class A Shares (a “Company RSU Award” and collectively with the Company Options, the “Company Equity Awards”) held by any director of the Company who is not an employee of the Company (a “Director RSU Award”) will be accelerated in full. At the Effective Time, each Company RSU Award that has vested in accordance with its terms, or so accelerated in the case of Director RSU Awards (except for Rollover Shares that are issued upon acceleration of Director RSU Awards) will be canceled and will only entitle the holder of such Company RSU Award to receive (without interest) an amount in cash equal to (i) the number of Class A Shares subject to such Company RSU Award immediately prior to the Effective Time multiplied by (ii) the Merger Consideration. At the Effective Time, each Company RSU Award that has not vested in accordance with its terms or so accelerated will be canceled for no consideration.

The execution and delivery of the Merger Agreement, subject to the requisite stockholder approval was recommended by the Special Committee to the Board on March 5, 2024. On March 5, 2024, the Board, with Mr. Kemp, Dr. London and Mr. Stanford abstaining, approved the execution and delivery of the Merger Agreement and recommended the adoption of the Merger Agreement and the Merger to the stockholders of the Company. On March 7, 2024, following the execution of the Merger Agreement, Mr. Kemp and Dr. London, who on such date beneficially owned Common Shares representing approximately 66.3% of the total voting power of the outstanding Common Shares, executed and delivered to the Company a written consent adopting the Merger Agreement and approving the Merger (the “Written Consent”). No further action by any other Company stockholder is required under applicable law or the Merger Agreement (or otherwise) in connection with the adoption of the Merger Agreement.

The Kemp Trust, Dr. London and ACME II and Eagle Creek Capital LLC (“Eagle Creek”), affiliates of Mr. Stanford, have all signed equity commitment letters in favor of the Parent under the terms of which each agree to provide equity financing to Parent in the amounts specified in their respective equity commitment letters. Mr. Kemp and Dr. London are also affiliated with Parent. Therefore, the entry of the Merger Agreement by the Company constitutes a related party transaction.

Section 220 Demand in Connection with the Merger Agreement.

On April 5, 2024, Jonathan Horner, a stockholder of the Company, requested copies of books and records pursuant to Section 220 of the Delaware General Corporation Law (the “Horner 220 Demand”), which connection was made to investigate the events leading to the execution of the Merger Agreement, among other things. Following the Company’s filing of its Preliminary Information Statement, Mr. Horner delivered a supplement to the Horner 220 Demand on April 11, 2024. The Company is evaluating its response to the Horner

Demand. Due to the early stage of the matter, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

AST License Agreement

On March 6, 2024, a subsidiary of the Company, entered into a Royalty Bearing Manufacturing License (the “Manufacturing License”) with Astra Space Technologies Holding, Inc ("AST"). The Company and AST are parties to a Supply and Manufacturing Agreement, dated April 28, 2022 (the “Supply Agreement”), pursuant to which the Company manufactures certain spacecraft engines, flight sets, power processing units and feed systems (the “AST Products”) for AST. The Manufacturing License, among other things, provides AST a license to manufacture the AST Products for its internal use as a means to increase the quantity of AST Products available in the future and to provide an alternative source of supply for a critical component. The Manufacturing License is a limited, non-exclusive, non-transferable, irrevocable, non-sublicensable, fully paid license to make and have made a specified number of AST Products. In consideration of the Manufacturing License, on March 6, 2024, AST paid the Company $2.5 million, representing the royalties due for the initial AST Products to be manufactured under the Manufacturing License. At AST’s option, AST will pay the Company, on a quarterly basis, additional royalties per AST Product manufactured during the prior quarter after the initial AST Products. In addition, on March 6, 2024, the Company and AST entered into an order addendum to the Supply Agreement pursuant to which AST purchased additional AST Products from the Company for a total of $1.05 million with $420,000 due in April 2024 and additional payments due in the second half of the year upon delivery of additional AST Products.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2023 was not effective due to the material weaknesses identified below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, material weaknesses identified are:

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
•
We did not design and maintain effective controls over accounting for complex transactions and instruments.

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

These material weaknesses resulted in audit adjustments and immaterial errors to our accounts and disclosures, as of and for the years ended December 31, 2023 and 2022.

Additionally, these material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

This Annual Report does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this Annual Report.

Remediation Plan

Our management, including our Chief Executive Officer and Chief Financial Officer continue to work to design and implement both a short-term and a long-term remediation plan to correct the material weaknesses in our internal control over financial reporting as described below. We are focused on enhancing the design and implementation of effective internal control measures to improve our internal control over financial reporting and remediate these material weaknesses.

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
•
We are implementing and enhancing comprehensive business process controls over the preparation and review of journal entries, which included the deployment of a new ERP system in the third quarter of 2022, establishing additional controls to verify transactions are properly classified in the financial statements.
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
•
We are in the process of enhancing and have completed some enhancements to our implementation of all of the components of the “Internal Control—Integrated Framework (2013)” issued by COSO. This includes improvements to our Sarbanes-Oxley program, an overall Company-wide risk assessment process and assessing the effectiveness of control activities to contribute to the mitigation of risks and support achievement of objectives facilitated by Internal Audit. In addition, we have completed the assignment of responsibilities, internal and external, associated with the performance of internal controls over financial reporting and will continue to monitor the need to hire additional resources, contracting external resources, and continue providing additional training to existing resources as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

No director or Section 16 officer of the Company entered into or amended any 10b5-1 trading arrangement during the fourth quarter of 2023, and no such director or Section 16 officer of the Company has any such 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our Board currently consists of seven directors. In accordance with the terms of our Charter and Bylaws, the Board is divided into three classes, Classes I, II and III, each to serve a three-year term, except for the directors’ initial terms. The Class I directors are Chris Kemp and Adam London and their terms expire at the 2024 annual meeting of stockholders. The Class II directors are Scott Stanford and Julie Cullivan and their terms expire at the 2026 annual meeting of shareholders. The Class III directors are Michèle Flournoy, Michael Lehman and Lisa Nelson and their terms expire at the 2026 annual meeting of shareholders.

Below is certain information concerning each of the members of the Board and executive officers of the Company. The business address of each of the directors and executive officers of the Company listed below is 1900 Skyhawk Street, Alameda, California 94501.

Chris C. Kemp, age 46, is our co-founder, Chairman and Chief Executive Officer. Mr. Kemp leads the overall company strategy and direction. Mr. Kemp founded Astra in October 2016. Mr. Kemp previously served as the Chief Technology Officer of NASA IT. During his time at NASA from November 2005 until March 2011, Mr. Kemp developed cloud computing strategy for the United States Federal Government with the White House and founded OpenStack, an open infrastructure software platform, which is one of the largest and fastest growing open source project in history. Mr. Kemp currently serves on the Board of Directors at Scalr, an information technology and services company, and has served in that role since April 2015. Mr. Kemp previously served as an advisor to Planet Labs, a spacetech company and Ripcord, a computer software company. Mr. Kemp previously founded and served as the CEO of three venture-backed start-ups, all of which are now owned by public companies. Mr. Kemp studied Computer Engineering at the University of Alabama in Huntsville.

Mr. Kemp is qualified to serve as our Chief Executive Officer and as a director due to his experience running software, information technology and aerospace companies and his expertise with new technologies, specifically in the aerospace industry, as well as his long standing service to the Company.

Adam P. London, age 50, is our co-founder, Chief Technology Officer and serves as one of our directors. Dr. London helped to found Astra in October 2016 and has served as the Chief Technology Officer and director since then. Dr. London leads our technology strategy and long-term product roadmap. Dr. London co-founded and served as a managing partner for Ventions, LLC, which was our predecessor company, from January 2005 until September 2016. While at Ventions, LLC, Dr. London spent 10+ years leading initiatives to miniaturize high-performance rocket technologies, supported by funding from the Defense Advanced Research Projects Agency, NASA, and other government agencies. Prior to founding Ventions, LLC and Astra, Dr. London served as an engagement manager at McKinsey & Company, where he focused on the automotive and manufacturing sectors. Dr. London holds a B.S., M.S. and Ph.D. in Aerospace Engineering from Massachusetts Institute of Technology, where his research culminated in the creation of a liquid-cooled chemical rocket engine smaller than a postage stamp.

Dr. London is qualified to serve as our Chief Technology Officer and as a director due to his extensive experience leading technology strategy in different capacities and his expertise with rocket design, and his long standing service to the Company.

Julie Cullivan, age 57, has served as one of our directors since February 2023. Ms. Cullivan currently serves a special advisor to Brighton Park Capital, an investment firm specializing in the technology and healthcare sectors, joining there in 2020. From 2017 through 2021, she was the Chief Technology and People Officer at Forescout Technologies, Inc., a leading provider of compliance and cybersecurity for all connected devices, reporting to the CEO, where she was responsible for leading the company’s business model transformation, information technology strategy, security risk and compliance program, customer production operations, and human resources. Prior to Forescout, Ms. Cullivan was the EVP, Business Operations and CIO at FireEye, Inc. Ms. Cullivan was a member of the executive team that set the company’s strategy and helped scale FireEye from a private company with $80 million in revenue, through its successful IPO, to a global publicly traded company with revenues of over $700 million and a $2.7 billion valuation. Since 2017, Ms. Cullivan has served as a director for Axon Enterprise Inc. (Nasdaq: AXON), a leader in global public safety technology, where she is a member of the Audit Committee and chairs its Enterprise Risk and Information Security Committee. She also serves on the board of directors of for Axon Enterprise, Inc. and HeartFlow, Inc. Ms. Cullivan has a B.S. degree in Finance from Santa Clara University.

Michèle Flournoy, age 62, has served as one of our directors since August 2021. Ms. Flournoy’s career has spanned many roles in the defense and national security industry, ranging from research to advisory. She is the co-founder and managing partner of WestExec Advisors, a strategic advisory firm formed in early 2018. She previously served as the Under Secretary of Defense for Policy from February 2009 to February 2012, acting as principal advisor to the Secretary of Defense in the formulation of national security and defense policy, oversight of military plans and operations, and in National Security Council deliberations. She led the development of the Department of Defense’s 2012 Strategic Guidance and represented the Department in dozens of foreign engagements, in the media and before Congress. Ms. Flournoy co-founded the Center for a New American Security (“CNAS”), a bipartisan think tank, in 2007 and served as President until 2009. She returned to serve as the CEO of CNAS from July 2014 through December 2017. Ms. Flournoy is also the recipient of numerous honors and awards, and has edited and authored various works on a broad range of defense and national security issues. In addition, Ms. Flournoy has also served on numerous business and advisory boards, including her current service as a director for Rivada Networks, CNAs, Booz Allen Hamilton, Amida Technology Solutions, and Spirit of America (a nonprofit corporation), CARE and the Honorary Advisory Committee of The Leadership Council for Women in National Security. Ms. Flournoy is also a former member of the President’s Intelligence Advisory Board, the CIA Director’s External Advisory Board, and the Defense Policy Board, and is currently a member of the Council on Foreign Relations and the Aspen Strategy Group, and is a Senior Fellow at Harvard’s Belfer Center for Science and International Affairs. Ms. Flournoy earned a bachelor’s degree in social studies from Harvard University and a master’s degree in international relations from Balliol College, Oxford University, where she was a Newton-Tatum scholar.

Michael Lehman, age 73, has served as one of our directors since June 30, 2021 and is our lead independent director. Mr. Lehman served the University of Wisconsin in various capacities from March 2016 until October 2021, most recently as Interim Chief Operating Officer of the Wisconsin School of Business, and previously as Special Advisor to the Chancellor, Interim Vice Provost for Information Technology, Chief Information Officer and Interim Vice Chancellor for Finance and Administration. He is currently on the Boards of MGIC Investment Corp. (serving in that role since 2001) and Immunicom, Inc. (serving in that role since April 2022). He had previously been a consultant (2014-2016); Interim Chief Financial Officer at Ciber Inc., a global information technology company (2013-2014); Chief Financial Officer of Arista Networks, a cloud networking firm (2012-2013); and Chief Financial Officer of Palo Alto Networks, a network security firm (2010-2012). Earlier in his career, he was the Executive Vice President and Chief Financial Officer of Sun Microsystems, Inc., a provider of computer systems and professional support services.

Lisa Nelson, age 48, has served as one of our directors since August 2021. Ms. Nelson has served in different management positions at several Global 500 companies around the world. Ms. Nelson was most recently at Microsoft from August 2005 to October 2019 where she held executive roles across corporate accounting, investor relations, finance and business development. While at Microsoft, Ms. Nelson co-founded Microsoft’s first venture fund, M12, and served as Managing Director for three years before retiring from Microsoft. Following her retirement from Microsoft, she has served as an advisor and director to a number of global businesses and charitable organizations. Currently, she is a member of the board of directors of the following organizations: Seattle Bank (since October 2021), and Destiny Tech 100 (since August 2023). She also serves on the advisory boards of Flying Fish Partners (since September 2021), Movac, a venture capital fund in New Zealand (since July 2020), Brooks Running (since January 2021), amongst others. She is also an Edmund Hillary Fellow.

Scott Stanford, age 53, has served as one of our directors since June 30, 2021, and the board of Legacy Astra since December 2017. Mr. Stanford has served as the co-founder of several companies, including ACME, LLC and its affiliates, a venture capital firm, since February 2013; and Silicon Foundry, a membership-based corporate advisory platform, since February 2013. Prior to these roles, Mr. Stanford served as a managing director at Goldman Sachs from June 2004 until February 2013. Mr. Stanford served as a member of the board of directors of Cue Health Inc., a publicly held health technology company, from December 2017 to July 2022, and currently serves as a director of several private companies, including Boombox Labs, Inc., a remote culture experience company, since February 2022; Time by Ping, Inc., an artificial intelligence company providing time automation services, since July 2021; Curology, Inc., a direct to consumer prescription skincare company, since September 2015 and Personalized Beauty Discovery, Inc. (IPSY), a personalized beauty commerce company, since September 2015. Mr. Stanford holds an M.B.A. from Harvard Business School.

Non-Director Executive Officers

Axel Martinez, Age 52, joined Astra in October 2022 and has served as Astra’s Chief Financial Officer since November 2022. Mr. Martinez has more than 25 years of experience in finance roles, including deep knowledge in the technology industry, experience with scaling high-growth companies and participating in capital markets. From April 2019 through November 2021, Mr. Martinez served as the chief financial officer of Veev Group, Inc., a construction technology company headquartered in San Mateo, CA. Prior to that, he served as senior vice president and Chief Financial Officer at Virgin Hyperloop One, a transportation technology company headquartered in Los Angeles, CA, from June 2017 through November 2018. Mr. Martinez left Veev Group Inc. in 2021 so that he could focus on his family. Mr. Martinez holds a B.A. in Economics and Political Science from Columbia University and an M.B.A. from Harvard Business School.

Martin Attiq, age 40, serves as our Chief Business Officer and has been with Astra since January 2020. Mr. Attiq leads our business development, partnerships, spaceport services, real estate strategy, communications and policy functions. From January 2016 until January 2020, Mr. Attiq served as the Vice President and Head of Strategic Partnerships for SigFig, a digital innovation company for retail banking and wealth management. Prior to that, from July 2005 to July 2015, Mr. Attiq was a Director at BlackRock, where he co-founded and helped scale the Financial Markets Advisory group. Mr. Attiq holds a B.S.E. in Industrial and Operations Engineering from the University of Michigan as well as an M.S. in Management from Stanford University Graduate School of Business where he was a Sloan Fellow.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that the Company’s Section 16 officers, directors and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”) to file reports of ownership and changes in ownership with the SEC and Nasdaq. Such Section 16 officers, directors, and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual Section 16 officers, directors, and 10% Stockholders, the Company believe that all of these filing requirements were satisfied by its Section 16 officers, directors, and 10% Stockholders in calendar year 2023, except for a Form 4 filed for Julie A. Cullivan on April 10, 2024, which related to a restricted stock unit grant awarded in connection with her appointment to the Board.

Code of Ethics

We have adopted a code of ethics entitled “Astra Space, Inc. Code of Conduct and Ethics” that applies to directors, officers and employees. It may be accessed through the “Governance” section of the Company’s website at https://www.astra.com. We also elect to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant's Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through our website, and such information will remain available on this website for at least a 12-month period. A copy of the “Astra Space, Inc. Code of Conduct and Ethics” is available in print to any stockholder who requests it in writing from the Corporate Secretary, at Astra Space, Inc., 1900 Skyhawk Street, Alameda, CA 94501.

Audit Committee Matters

The Board has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Company’s Audit Committee are Michael Lehman (Chair), Julie Cullivan and Lisa Nelson. The Board has determined that each of the members of the Audit Committee is independent, as that term is defined by the applicable rules of Nasdaq and the Exchange Act, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. The Audit Committee charter is available on the “Governance Overview” section of Astra’s investor relations website at https://investor.astra.com. The Board has also determined that Mr. Lehman qualifies as an “audit committee financial expert,” as defined under Rule 407 of Regulation S-K. During the calendar year ended December 31, 2023, the Audit Committee held twelve (12) regularly scheduled meetings and no special meetings.

The primary purpose of the Audit Committee is to discharge the responsibilities of the Board with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. The Audit Committee’s specific responsibilities, among others, include:

•
Annually evaluate, determine the selection of and, if necessary, determine the replacement or rotation of the independent auditor, the lead audit partner and any other active audit engagement team.
•
Annually evaluate, determine the selection of and, if necessary, determine the replacement or rotation of the independent auditor, the lead audit partner and any other active audit engagement team.
•
Approve or pre-approve all auditing services (including comfort letters and statutory audits) and all permitted non-audit services by the independent auditor and pre-approve the related fees.
•
Ensure the receipt of, review, evaluate and discuss formal written reports, at least annually, from the independent auditor regarding the auditor’s independence, including a delineation of all relationships between the auditor and the Company. Review with the independent auditor the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation.
•
Review and discuss with management and the independent auditor the Company’s system of internal controls, its financial and critical accounting practices and its policies relating to risk assessment and management.
•
Review and discuss with management and the independent auditor the Company’s system of internal controls, its financial and critical accounting practices and its policies relating to risk assessment and management.
•
Review with management the Company’s procedures and practices designed to provide reasonable assurance that: (i) the Company’s books, records, accounts and internal accounting controls are established and maintained in compliance with all applicable federal and state laws, regulations and requirements to which the Company is subject, and (ii) there are adequate company-level controls in place to prevent or detect (A) any improper or illegal disbursement of corporate funds or property of value or (B) the making of any arrangement on behalf of the Company which may provide for or result in the improper or illegal disbursement of funds or property of value, in order that the Company be in compliance with such laws and regulations.
•
On a timely basis, discuss with management and the independent auditors any correspondence with regulators or governmental agencies and any published reports, if any, that raise material issues regarding, or call into question the integrity of, the Company’s financial statements or accounting policies.

•
Establish procedures for the prompt internal reporting, including confidential reporting of violations of the Code of Conduct and receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters and any other violations of the Company’s policies. Review any such complaints and submissions that have been received, including the current status and the resolution if one has been reached, and retain authority to determine the appropriate response and remedy.
•
Assist the Board in its oversight of risk, which includes without limitation overseeing the management of financial risks, such as with respect to accounting matters, liquidity and credit risks, corporate tax positions, insurance coverage, insider trading and cash investment strategy and results, and risks relating to the performance of the Company’s internal audit function and its independent registered public accounting firm, as well as the Company’s systems of internal controls and disclosure controls and procedures, and cybersecurity.
•
Develop procedures for employees to submit concerns anonymously about questionable accounting or audit matters.
•
At least annually, (i) obtain and review a report, orally or in writing, from the independent auditor describing the firm’s internal quality-control procedures and any material issues raised by the most recent internal quality-control review, or peer review, of the firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, with respect to one or more independent audits carried out by the firm, and any steps taken to deal with any such issues, and (ii) assess the auditor’s independence and all relationships between the independent auditor and the Company.

All audit services and all non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our Audit Committee.

Other Matters

During 2023, there no material changes to the procedures by which the Company’s stockholders may recommend nominees to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table for the Fiscal Year Ended December 31, 2023

The following table sets forth the total compensation paid to Chris Kemp, who served as our Chief Executive Officer and President for the year ended December 31, 2023. Further shown below is information concerning the total compensation awarded to, earned by, or paid to each of our two other most highly compensated executive officers for the year ended December 31, 2023. Each individual listed in the table below is referred to in this Annual Report as a named executive officer (“NEO”).

				Stock Awards	Option Awards	All Other Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	($)(2)	($)(2)(3)	($)(4)	Total ($)
Chris C. Kemp	2023	$443,807	$—	$—	$—	$263	$444,070
Chief Executive Officer and President	2022	$600,001	$—	$1,130,215	$1,386,612	$360	$3,117,188

Axel Martinez(5)	2023	$435,938	$—	$—	$—	$138	$436,076
Chief Financial Officer	2022	$101,250	$75,000	$778,350	$—	$138	$954,738

Martin Attiq	2023	$484,376	$125,000	$—	$199,150	$34,272	$842,798
Chief Business Officer	2022	$500,001	$—	$199,128	$244,291	$4,791	$948,211

_____________

(1) Reflects actual base salary earnings, and includes the effect of reductions to their respective base salaries that occurred in September 2023, for Mr. Kemp and November 2023, for Messrs. Martinez and Attiq.

(2) Reflects the grant date fair value determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, Comparison. The assumptions made in these valuations are discussed in Part II, Item 8A. Note 7 - Long-Term Debt and Warrants to the consolidated financial statements.

(3) Does not include performance stock options to purchase 33,332 shares of Class A Common Stock that were granted to each of Mr. Martinez and Mr. Attiq in 2023, but which were forfeited during the year due to the failure of the performance conditions to be satisfied.

(4) Reflects the following Company paid benefits for the NEOs for 2023: For Mr. Kemp, $263 (life insurance premiums); for Mr. Martinez, $5,691 ($401(k) match) and $552 (life insurance premiums), and for Mr. Attiq, $20,906 (taxable expense reimbursement), $13,125 ($401(k) match), and $240 (life insurance premiums).

(5) Mr. Martinez commenced employment with us on October 11, 2022 as our executive vice president of finance and was awarded a $75,000 sign-on bonus. Mr. Martinez’s annualized base salary in 2022 was $450,000.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards Astra has made to our NEOs which were outstanding at December 31, 2023.

	Option Awards						Stock Awards Equity Incentive Plan Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of shares or Units of Stock that Have Not Vested ($)*	Number of Unearned Shares that have not Vested ($)	Market Value of Unearned Shares that Have Not Vested ($)
Chris Kemp	48,809	37,965(1)	$135.60	09/20/31	25,309(2)	$57,705	$—	$—
Chris Kemp	16,269	12,655(1)	$78.15	01/20/32	—	—	—	—
Chris Kemp	443	—	$6.90	02/26/30	—	—	—	—
Axel Martinez	—	33,332(3)	$7.30	03/08/33	75,000(4)	171,000	—	—
Martin Attiq	8,598	6,689(1)	$135.60	09/20/31	8,462(2)	19,293	—	—
Martin Attiq	2,866	2,229(1)	$78.15	01/20/32	—	—	—	—
Martin Attiq	—	66,665(5)	$7.30	03/08/33	—	—	—	—
Martin Attiq	55,583	2,417(6)	$6.90	02/26/30	—	—	—	—
Martin Attiq	5,172	—	$6.90	05/14/30	—	—	—	—

* This value is based on the December 31, 2023 closing price of our Class A Common Stock of $2.28 as reported by the Nasdaq Global Select Market and for the performance-based stock options granted to the NEOs, at 100% of target.

(1)
Amounts are comprised of stock options that vested 25% on August 15, 2022, and then continue to vest in substantially equal quarterly installments beginning on November 15, 2022, through and including August 15, 2025.
(2)
Amounts are comprised of restricted stock units that vested 25% on August 15, 2022, and then continue to vest in substantially equal quarterly installments beginning on November 15, 2022, through and including August 15, 2025
(3)
Amounts are comprised of performance-based stock options that vest based on the achievement of certain milestones, which have not yet been met.
(4)
Amounts are comprised of restricted stock units that vested 25% on November 15, 2023, and then continue to vest in substantially equal quarterly installments beginning on February 15, 2024 through and including November 15, 2026.
(5)
Amounts are comprised of 33,332 performance-based stock options that vest based on the achievement of certain milestones of which have not yet been met, and 33,333 performance-based stock options that vest 100% on May 15, 2024.
(6)
Amounts are comprised of incentive stock options that vested 25% on February 1, 2021, and then vested in substantially equal monthly installments beginning on March 1, 2021, through and including February 1, 2024.

Employment Agreements

We entered into employment agreements with Mr. Kemp and Mr. Attiq, which agreements were amended on September 1, 2021. In providing for these amendments, the Compensation Committee’s goal was to align the rights and benefits provided to the NEOs. Prior to Mr. Martinez joining us on October 10, 2022 as our executive vice president of finance, we entered into an employment agreement with him. The material terms of the NEOs employment agreements are identical except with those limited exceptions noted below.

Under the terms of the employment agreements of Mr. Kemp and Mr. Attiq (as amended on September 1, 2021), each NEO would be paid an annual base salary of $500,000, except Mr. Kemp who would be paid an annual base salary of $600,000. Pursuant to Mr. Martinez’s employment agreement, he would be paid an annual base salary of $450,000.

In September 2023, Mr. Kemp voluntarily agreed to reduce his salary to the California minimum wage through December 31, 2023, as a cost-reduction matter. As a further cost-reduction measure (which affected other senior management employees as well), the base salaries for Mr. Martinez and Mr. Attiq were reduced by 25%, which was expected to continue until the first quarter of 2024. There was no additional change to Mr. Kemp’s base salary at this time.

On January 1, 2024, Mr. Kemp’s pay reduction was adjusted to the new California minimum wage and voluntarily extended through January 31, 2024. Effective as of February 1, 2024, Mr. Kemp requested their salaries be reinstated (adjusted to reflect the 25% pay reduction applicable to certain senior management that had been implemented on November 16, 2023). These temporary pay reductions for the NEOs (and others) were extended at the discretion of the Compensation Committee of the Board to expire on the earlier of the consummation of the Merger or June 30, 2024.

The employment agreements allow the Company to pay an annual bonus to the NEO based on targets and performance metrics set by the Board. Mr. Martinez’s employment agreement included a one-time sign on bonus of $75,000, which was paid when he joined us on September 30, 2022 and has target bonus opportunity of 50% of his base salary for 2023 if certain Company business objectives are met.

Mr. Martinez’s employment agreement set forth the amount of restricted stock units which were to be issued to each him in connection with his employment. All other employment agreements were silent on eligibility to participate in the 2021 Omnibus Incentive Plan.

All of the NEO employment agreements except for Mr. Martinez’s provide that if an NEO’s employment is terminated by the Company without “Cause” or by the NEO for “Good Reason”, other than in connection with a Change of Control, the NEO will be entitled to severance consisting of (i) twelve months’ salary continuation; (ii) the target amount of any annual bonus that would otherwise be earned in the year of termination (offset by any amounts already paid toward the annual bonus); (iii) COBRA premium subsidy payments, at the rate of the Company’s normal contribution for active employees at the executive’s coverage level, for up to twelve months following termination; and (iv) accelerated vesting of unvested equity awards.

All of the NEOs’ employment agreements provide that if a qualifying termination occurs within the three months prior to or twelve months following a “Change of Control,” the NEO is entitled to receive a severance consisting of (i) twelve months’ salary continuation (24 months in the case of Mr. Kemp); (ii) the target amount of any annual bonus that would otherwise be earned in the year of termination (offset by any amounts already paid toward the annual bonus), except that Mr. Martinez is not entitled to any bonus amount as severance; (iii) COBRA premium subsidy payments, at the rate of the Company’s normal contribution for active employees at the executive’s coverage level, for up to twelve months following termination (18 months in the case of Mr. Kemp); and (iv) accelerated vesting of unvested equity awards, except that Mr. Martinez is entitled to accelerated vesting of only those unvested equity awards that are scheduled to vest within the twelve months following termination. As described in Item 1. Business, the Company has entered into a Merger Agreement and the Merger, if consummated, would constitute a Change of Control under the terms of the NEO’s employment agreements and could trigger payments to such NEO if a qualifying termination occurs within the three months prior to or twelve months following the consummation of the Merger.

The table below sets forth the potential amount of severance benefits that each NEO could be entitled to receive from us if such NEO incurs a qualifying termination of employment as described above irrespective of whether the Merger is consummated. The amounts indicated below are estimates based on multiple assumptions that may or may not actually occur and do not reflect certain compensation actions that may occur before the closing of the Merger. As a result, the actual amounts, if any, to be received by an NEO may differ in material respects from the amounts set forth below. No final decisions have been made regarding our NEOs’ continued employment with the Company after the consummation of the Merger.

For purposes of calculating the amounts set forth in the table below, we have assumed that the Merger occurred on April 10, 2024 (which is the assumed date solely for purposes of this disclosure) and each applicable NEO experiences a qualifying termination of employment on that date.

Potential Change of Control Payments to Named Executive Officers

Name	Cash(1)	Equity(2)	Perquisites/Benefits(3)(4)	Total
Martin Attiq	$500,000	$3,512	$13,566	$517,078
Chris C. Kemp	$600,000	$10,847	$44,677	$1,255,524
Axel Martinez	$450,000	$12,500	$29,784	$492,284

(1)

These amounts represent the cash severance benefits payable to the applicable individual upon a qualifying termination of employment, as described above, regardless of whether such termination occurs prior to, in connection with, or following the Merger. For purposes of this table, we consider these payments to be “double-trigger,” as they will only be payable in the event of a qualifying termination of employment. The amounts in this column include, (i) for Mr. Attiq, $500,000 in salary continuation and a target bonus of $0, (ii) for Mr. Kemp, $600,000 in salary continuation and a target bonus of $0, and (iii) for Mr. Martinez, $450,000 in salary continuation and a target bonus of $0. The individuals will not receive any pension or nonqualified deferred compensation benefit enhancements, tax reimbursement, or other benefits in connection with the Merger.

(2)

These amounts represent the value of each individual’s equity awards outstanding as of April 10, 2024, for which vesting would be accelerated under the individual’s severance agreement. The amounts in this column include, (i) for Mr. Attiq, 7,024 restricted stock unit awards with a value of $3,512, (ii) for Mr. Kemp, 21,694 restricted stock unit awards with a value of $10,847, and (iii) for Mr. Martinez, 25,000 restricted stock unit awards with a value of $12,500. No stock options have been included as all stock options held by the NEOs (both exercisable and unexercisable) are underwater as of April 10, 2024.

(3)

These amounts represent the estimated cost of the Company’s payment of premiums for coverage under COBRA for the individual for up to 12 months (or 18 months in the case of Mr. Kemp), based on the assumptions used for financial reporting purposes under GAAP.

(4)

Under each individual’s severance agreement, if any payments or benefits otherwise payable to the individual (including the payments and benefits under such individual’s severance agreement) would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and could be subject to the related excise tax, the individual would be entitled to receive either full payment of those payments and benefits or a lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the individual.

The Company’s obligation to make the severance payments, and the NEOs right to retain the same, is wholly conditioned on the NEO providing a general release of claims in favor of the Company and continuing to comply with the NEO’s obligations under their respective employment agreement, including the restrictive covenants. Specifically, the employment agreements contain (i) a perpetual confidentiality covenant; (ii) an assignment of intellectual property covenant; (iii) non-competition and non-solicitation of business partners covenants during the course of employment; (iv) a non-solicitation covenant with respect to employees and other service providers during the course of employment and for twelve months thereafter; and (v) a non-disparagement obligation.

The foregoing summary of the terms and conditions of the employment agreements is not complete and is qualified in their entirety by reference to the full text of such employment agreements and related amendments on file with the SEC.

The Omnibus Incentive Plan

The 2021 Omnibus Incentive Plan (the “Plan”) initially reserved 36,765,000 shares of Class A Common Stock for issuance for awards in accordance with the terms of the Plan. Under the terms of the Plan, the number of shares of Class A Common Stock reserved for issuance under the Plan will automatically increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 5% of the sum of number of shares of (x) Class A Common Stock and (y) Class B Common Stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A Common Stock as determined by the Board. Pursuant to the terms of the Plan, an additional 26,648,738 shares of Class A Common Stock were reserved for issuance under the Plan since its adoption on June 30, 2021, through January 1, 2023. On September 14, 2023 a one-for-fifteen (1:15) reverse stock split went into effect, decreasing shares of Class A Common Stock reserved for issuance under the Plan to 1,607,362. On December 21, 2023 the Board determined that it would not increase shares of Class A Common Stock available for issuance under the Plan as of January 1, 2024. As of April 10, 2024, after giving effect for the reverse stock split, there were 2,161,414 shares of Class A Common Stock remaining to be issued under the Plan.

The purpose of the Plan is to advance the Company’s interests by providing for the grant to our employees, directors, consultants and advisors of stock and stock-based awards. The Plan authorizes the award of stock-based incentives to encourage eligible employees, officers, directors, and consultants to expend maximum effort in the creation of stockholder value. The Board or the Compensation Committee will make grants of awards under the Plan to eligible participants under and pursuant to the terms of the Plan.

The Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) initially reserved 5,000,000 shares of Class A Common Stock for grants to participants of options to purchase shares of Class A Common Stock in accordance with the terms of the ESPP. The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year from 2022 to 2031 by the lesser of (i) 1% of the sum of number of shares of (x) Class A Common Stock and (y) Class B Common Stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares of Class A Common Stock as determined by the Board. Pursuant to the terms of the ESPP, an additional 5,322,105 shares of Class A Common Stock were reserved for issuance under the ESPP since its adoption on June 30, 2021, through January 1, 2023. On September 14, 2023 a one-for-fifteen (1:15) reverse stock split went into effect, decreasing the number of shares of Class A Common Stock reserved for issuance under the ESPP to 558,077. On December 21, 2023 the Board cancelled the Plan effective immediately following the next purchase date, January 17, 2024. As of April 10, 2024 there are no longer shares of Class A Common Stock remaining to be or reserved for issued under the ESPP.

Director Compensation

The following table sets forth information regarding cash compensation paid and the grant date fair value of restricted stock unit awards granted to our non-employee directors during the fiscal year ended December 31, 2023 for service as members of the Board. Directors who are also our employees do not receive any compensation or other fees for service as a Board member.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Michèle Flournoy	$97,497	$162,493	$259,991
Michael Lehman	$84,998	$169,959	$254,957
Julie Cullivan	$116,041	$179,530	$295,571
Lisa Nelson	$85,796	$162,461	$248,257
Scott Stanford(2)	$35,619	$249,993	$285,612

(1)
Reflects the grant date fair value of as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation-Stock Compensation, the full amount of which is recorded as a compensation expense in the income statement for fiscal year 2023. The grant date fair value was based on the closing price of the Company’s common stock, as reported on Nasdaq, on the date of the grants, which was $6.30 per share of common stock on both March 13, 2023, and July 20, 2023.
(2)
At Mr. Stanford’s request, the equity compensation he earns in connection with his service as a director to the Company for the benefit of his employer, ACME, LLC. Assuming that the Merger is consummated, Mr. Stanford currently intends to contribute the shares of Class A Common Stock he receives upon the acceleration of the vesting of his Director RSU Award to Parent in exchange for equity in Parent pursuant to a Rollover Agreement.

Elements of Director Compensation

As of June 30, 2021, the non-employee directors of the Company are entitled to receive for their service on the Board, an annual retainer of $250,000, which is paid in a combination of no more than $87,500 in cash and the issuance of either stock options or restricted stock units of Class A Common Stock, having a value equal to at least $162,500. The form of equity award to the directors, along with the applicable vesting schedule, is determined by the Compensation Committee. Directors may elect the proportion of cash to stock options or restricted stock units of Class A Common Stock they receive, provided that they may not receive more than $87,500 in cash during any annual period. For 2022, the Compensation Committee decided to grant directors restricted stock units for their service and there was no change to the cash compensation to be paid to directors. Non-employee directors serving as Lead Director, committee chairs, and committee members also receive the following cash fees in addition to their base director compensation:

Compensation Element	Compensation Amount ($)
Lead Director	$20,000
Audit Committee Chair Retainer	20,000
Audit Member Chair Retainer	10,000
Compensation Committee Chair Retainer	15,000
Compensation Committee Member Retainer	7,500
Nominating and Corporate Governance Committee Chair Retainer	10,000
Nominating and Corporate Governance Committee Member Retainer	5,000

Annual Retainers are pro-rated for non-employee directors who are newly appointed to the Board, other than in connection with an annual meeting of stockholders. For example, because Ms. Cullivan joined the Board effective February 1, 2023, she received pro-rated compensation for 2023. As employees of Astra, Mr. Kemp and Dr. London did not receive additional compensation in connection with their service on the Board. All compensation earned by Mr. Kemp is set forth below under “Executive Compensation.”

The Compensation Committee historically evaluates director compensation on an annual basis, in consultation with its compensation advisor. In evaluating and resetting director compensation, the Compensation Committee intends to consider the compensation paid to directors in the Company’s peer group and other companies who have recently undergone a de-Spac process.

In 2023, the Compensation Committee did not make changes in the annual retainer or cash fees to be paid to directors for service on the Board, as Lead Director, as committee chairs or committee members. Directors are paid on an annual basis running July 1 of each year through June 30 of the following year to coincide with the annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Holders and Management

The following table and accompanying footnotes set forth information known to the Company with respect to the beneficial ownership of Common Shares as of April 10, 2024 unless otherwise indicated below, by:

• each person known by us to beneficially own more than 5% of our outstanding Common Shares;

• each of our directors;

• each of our named executive officers; and

• our directors and executive officers as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security, or has the right to acquire such powers within 60 days of April 10, 2024. The percent of Common Shares calculations are based on the 19,008,421 Class A Shares outstanding and 3,702,613 Class B Shares outstanding as of April 10, 2024.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to their beneficially owned Common Shares. The address of each of the named executive officers and directors and all executive officers and directors as a group (nine persons) in the table below is 1900 Skyhawk Street, Alameda, California 94501.

Five Percent Holders(1)

	Beneficial Ownership
Name and Address of Beneficial Owner	Class A Shares (1)	Percentage of Class A Shares	Class B Shares	Percent of Class B Shares	Percent of Class B Shares
Adam London(2)(3)	51,796	*	$1,896,237	51.21%	33.93%
Chris C. Kemp(2)(4)	136,571	*	1,806,376	48.79%	32.48%
Scott Stanford(2)(5)	1,962,178	10.32%	—	0.00%	3.50%
The "Shareholder Group" (as defined below)(6)	2,367,704	12.46%	3,702,613	100.00%	70.30%

* Represents less than 1%.

(1)
Certain investors in this table own securities (the “Blocked Securities”) that are not convertible into shares of Class A Common Stock due to the presence of Beneficial Ownership Blockers (as defined below). Shares underlying the Blocked Securities are not included in this table. Additionally, to the extent there is disclosure about the number of shares underlying the Blocked Securities in footnotes to this table, such disclosure does not reflect any paid-in-kind interest, whether capitalized or uncapitalized, owed to any holder of Blocked Securities.
(2)
Such amount is included in the amount beneficially owned by the Shareholder Group.
(3)
Based on information contained in the Schedule 13D/A filed by Dr. London on March 11, 2024. Includes (i)10,220 shares of Class A Common Stock, (ii) 39,769 options that are exercisable or will be exercisable for Class A Common Stock within the next 60 days and (iii) 1,807 shares underlying restricted stock units that may vest within 60 days from April 10, 2024. Excludes approximately 1,856,434 shares of Class A Common Stock underlying Blocked Securities held by London, as such shares are not convertible or exercisable within 60 days due to beneficial ownership blockers that prohibit the issuer from effecting any distribution of Class A Common Stock if such distribution would cause the stockholder, together with any person whose beneficial ownership of Class A Common Stock would or could be aggregated with the stockholder to collectively beneficially own in aggregate in excess of 19.99% (or a lower percentage, in the case of certain other members of the Shareholder Group) of the number of Class A Common Stock outstanding immediately after giving effect to such distribution (the “Beneficial Ownership Blockers”). The address of Dr. London is 1900 Skyhawk Street, Alameda, CA, 94501.
(4)
Based on information contained in the Schedule 13D/A filed by Mr. Kemp and the Chris Kemp Living Trust Dated February 10, 2021 (the “Trust”) on March 11, 2024. Includes (i) 52,972 shares of Class A Common Stock (including 2,200 shares held by Mr. Kemp’s spouse), (ii) 79,983 options that are exercisable or will be exercisable for Class A Common Stock within the next 60 days and (iii) 3,616 shares underlying restricted stock units that may vest within 60 days from April 10, 2024. Excludes approximately 3,527,227 shares of Class A Common Stock underlying Blocked Securities held by the Trust, as such shares are not convertible or exercisable within 60 days due to the Beneficial Ownership Blockers. The address of Mr. Kemp and the Trust is 1900 Skyhawk Street, Alameda, CA, 94501.
(5)
Based on information contained in the Schedule 13D/A filed by Mr. Stanford, Eagle Creek Capital, LLC, SherpaVentures Fund II, LP and SherpaVentures Fund II GP, LLC on March 12, 2024. Consists of (i) 33,536 shares held by Eagle Creek Capital, LLC, (ii) 1,882,582 shares held by SherpaVentures Fund II, LP (iii) 6,378 shares held by ACME, LLC and (iv) 39,682 shares underlying restricted stock units held by ACME, LLC that may vest within 60 days from April 10, 2024. Excludes approximately 8,558,671 shares of Class A Common Stock underlying Blocked Securities held by SherpaVentures Fund II, LP. The shares held by ACME, LLC were previously awarded to Mr. Stanford as vested restricted stock units for service as one of our directors and immediately assigned to ACME, LLC pursuant to an arrangement with ACME, LLC. Mr. Stanford is the sole manager of Eagle Creek Capital, LLC and SherpaVentures Fund II GP, LLC. SherpaVentures Fund II GP, LLC is the general partner of SherpaVentures Fund II, LP. The address of all such holders is c/o ACME, LLC, 350 Mission Street, Floor 25, San Francisco, CA 94105.
(6)
As a result of agreements and transactions described in one or more of the Merger Agreement, and other documents delivered in connection with the execution of the Merger Agreement, such as the interim investors agreement, Noteholder Conversion Agreement, Warrant Exchange Agreement, or Equity Commitment Letter (as described in Item 1. Business of this Annual Report), as applicable, each of Adam London, Chris Kemp, Chris Kemp Living Trust dated February 10, 2021, SherpaVentures Fund II, LP, SherpaVentures Fund II GP, LLC, Eagle Creek Capital, LLC, Scott Stanford, Astera Institute, RBH Ventures Astra SPV, LLC, JMCM Holdings LLC, Baldo Fodera, Alexander Morcos, MH Orbit LLC, Andrei Karkar, ERAS Capital LLC, and Ulrich Gall (collectively, the “Shareholder Group”) may be deemed to be a member of a group within the meaning of Section 13(d)(3) of the Act. In addition to the amounts disclosed elsewhere in this table, such figure includes (i) 15,093 shares of Class A Common Stock beneficially owned by RBH Ventures Astra SPV, LLC, (ii) 199,399 shares of Class A Common Stock held by Pine Ridge Advisers LLC, over which Mr. Fodera and Mr. Morcos have shared voting and investment power, (iii) 1 share of Class A Common Stock held by ERAS Capital LLC, over which Mr. Karkar may be deemed to have shared power and (iv) 2,667 shares of Class A Common Stock held by Mr. Gall. Such figure excludes approximately 49,515,834 shares of Class A Common Stock underlying Blocked Securities held across the Shareholder Group. Pursuant to the applicable SEC rules, each potential group members’ beneficially owned securities of us have been aggregated. Each stockholder has represented that it disclaims beneficial ownership over the securities held by the other stockholders included in this group, except to the extent described herein or in other information furnished or filed with the SEC.

Director and Executive Officer Stock Ownership

	Beneficial Ownership
Name of Beneficial Owner	Class A Shares (1)	Percent of Class A Share	Class B Shares	Percent of Class B Share	Total Voting Power(3)**
Directors and Executive Officers:
Martin Attiq(1)(2)	141,968	*	—	—	*
Julie Cullivan(1)(3)	28,504	*	—	—	*
Michèle Flournoy(1)(3)	29,849	*	—	—	*
Chris C. Kemp(1)(4)	136,571	*	1,806,376	48.8%	32.5%
Michael E. Lehman(1)(5)	39,171	*	0	0	*
Adam London(1)(6)	51,796	*	1,896,237	51.2%	33.9%
Axel Martinez(1)((7)	25,899	*	—	—	*
Lisa Nelson(1)(3)	30,784	*	—	—	*
ACME, LLC - c/o Scott Stanford(1)(8)(9)	1,962,178	10.3%	—	—	3.5%
All directors and executive officers as a group (nine individuals)	2,446,720	12.9%	3,702,613	100.0%	70.4%
Five Percent Holders:
N/A

______________

* Less than 1%.

** Percentage of total voting power represents voting power with respect to all shares of Class A Common Stock and Class B Common Stock, as a single class. Each share of Class B Common Stock entitled to 10 votes per share and each share of Class A Common stock is entitled to one vote per share.

(1)
The business address of each of these holders is 1900 Skyhawk Street, Alameda, CA 94501.
(2)
Includes options to purchase 110,517 shares of Class A Common Stock that will be exercisable 60 days from April 10, 2024, all of which are underwater, and 21,438 restricted stock units which will vest within 60 days from April 10, 2024.
(3)
Includes 25,793 restricted stock units which will vest within 60 days from April 10, 2024.
(4)
Includes options to purchase 79,983 shares of Class A Common Stock that will be exercisable 60 days from April 10, 2024 all of which are underwater, 3,616 restricted stock units which will vest within 60 days from April 10, 2024 , and 2,220 shares of Class A Common Stock owned by Mrs. Kemp of which Mr. Kemp disclaims beneficial ownership of such shares. Excludes all Class A Shares underlying securities owned by Mr. Kemp in substantively the form of Convertible Notes or form of Company Warrants, as such securities are not convertible or exercisable into Class A Shares within 60 days of April 10, 2024.
(5)
Includes 26,984 restricted stock units which will vest within 60 days from April 10, 2024.
(6)
Includes options to purchase 39,769 shares of Class A Common Stock that will be exercisable 60 days from April 10, 2024 all of which are underwater, and 1,807 restricted stock units which will vest within 60 days from April 10, 2024. Excludes all Class A Shares underlying securities owned by Mr. London in substantively the form of Convertible Notes or form of Company Warrants, as such securities are not convertible or exercisable into Class A Shares within 60 days of April 10, 2024.
(7)
Includes 6,250 restricted stock units which will vest within 60 days from April 10, 2024.
(8)
Includes 39,682 restricted stock units which will vest within 60 days from April 10, 2024, and shares held by ACME, LLC and its affiliate ACME II (collectively with ACME, LLC and ACME II are referred to as “ACME Capital”) and Eagle Creek Capital LLC (“Eagle Creek”). Mr. Stanford holds the equity compensation he earns in connection with his service as a director of the Company for the benefit of his employer, ACME, LLC. See Note 9.
(9)
Funds managed by ACME Capital are the record holders of the shares reported herein. Scott Stanford exercises voting and dispositive control over the securities held by ACME II and Eagle Creek and thus may be deemed to beneficially own such securities. Scott Stanford exercises voting and dispositive control over the securities held by ACME II and Eagle Creek and thus may be deemed to beneficially own such securities. The business address of ACME Capital is 350 Mission Street, Floor 25, San Francisco, CA 94105.

Equity Compensation Plan Information

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2023:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Release of Nonvested RSUs	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Stockholders(1)	$1,914,778	$24.13	1,819,554
Equity Compensation Plans Not Approved by Stockholders(2)	—	—	—
Total	$1,914,778	$24.13	1,819,554

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions

The following is a description of transactions since January 1, 2022 to which we have been a participant in which the amount involved, exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our Common Stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation” above.

Covid Test Purchases from Cue Health Inc.

We began purchasing Covid-19 test readers and related test cartridges from Cue Health, Inc. in the late second quarter 2021, at their standard pricing. In August 2021, the Company entered into a six-month subscription arrangement with Cue Health, Inc. for the purchase of Covid-19 test readers and the related test cartridges. Under Cue Health, Inc.’s standard subscription arrangement, we receive a twenty percent (20%) discount on each Cue Reader and fourteen percent (14%) discount on each test cartridge. Mr. Stanford, a member of the Board served on the board of directors of Cue Health, Inc. at that time. Funds affiliated with ACME Capital collectively beneficially own 9.6% of the outstanding common stock of Cue Health, Inc. Mr. Stanford was not involved in the negotiation of our arrangement with Cue Health, Inc. We made purchases of $1.0 million under this agreement during 2022. The agreement was terminated in the fourth quarter of 2022 and there were no purchases under this agreement in 2023.

Subsequent Financing

ACME II, an affiliate of Mr. Stanford, acquired a portion of the Original Notes and also purchased Bridge Notes and Bridge Warrants, which were then amended and restated by the Convertible Notes and Company Warrants effective November 21, 2023. As of December 31, 2023, the outstanding principal balance of Convertible Notes and number of shares underlying the Company Warrants held by ACME II is $5,127,490, and 2,212,768, respectively.

Also, on November 21, 2023, the Kemp Trust and Dr. London purchased Convertible Notes having a Stated Principal Amount (as defined in the Convertible Notes) of $2,000,000 and $1,000,000, respectively, as well as Company Warrants to purchase 866,337 and 433,168 shares of Class A Common Stock, respectively.

Merger

The Company’s entry into the Merger Agreement is a related party transaction in that Mr. Kemp and Dr. London are the controlling stockholders of Parent and each of Mr. Kemp, Dr. London and affiliates of Mr. Stanford have severally agreed, with others, to provide equity financing to Parent in the amounts specified in their respective equity commitment letters delivered in connection with the execution of the Merger Agreement. See Item 1. Business for more information regarding the Merger Agreement and the Merger.

Director and Officer Indemnification and Directors’ and Officers’ Liability Insurance

Our Charter provides that we will indemnify our directors and officers to the fullest extent permitted by the DGCL. In addition, we have entered into indemnification agreements with our directors and officers. We also maintain a general liability insurance policy, which covers certain liabilities of directors and officers of the Company arising out of claims based on acts or omissions in their capacities as directors or officers.

Related Person Transaction Policy

The Board has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked with considering all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.

Independence of Directors

The Board has determined that four of its seven directors as of the date hereof are independent directors in accordance with the listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”): Ms. Cullivan, Ms. Flournoy, Mr. Lehman and Ms. Nelson. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent and that director nominees be selected or recommended for the Board’s selection by independent directors constituting a majority of the independent directors or by a nominating and corporate governance committee comprised solely of independent directors. Under the rules of Nasdaq, a director will only qualify as “independent” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such person is “independent” as defined by the applicable rules of Nasdaq and the Exchange Act.

Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board or any other Board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries. Compensation Committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. The Board has determined that all three members of our Audit Committee, Ms. Cullivan, Mr. Lehman (chair), and Ms. Nelson, and the two members of our Compensation Committee, Mr. Lehman and Ms. Nelson (chair) have satisfied the applicable independence criteria under the Exchange Act for each such committee.

The Board based its independence determinations upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships. In making this determination, the Board considered the relationships that each such non-employee director has with us and all other facts and circumstances that the Board deemed relevant in determining their independence, including the beneficial ownership of our Common Stock by each non-employee director. Mr. Kemp is not an independent director under these rules because he is our Chief Executive Officer, an investor, through the Kemp Trust, in the Convertible Notes and Company Warrants and also the co-founder and affiliate of Parent, who has entered into a Merger Agreement with the Company pursuant to which Merger Sub will merge with and into us. See Item 1. Business for more information about the Merger and the Merger Agreement. Dr. London is not an independent director under these rules because he is our Chief Technology Officer, an investor in the Convertible Notes and Company Warrants and also the co-founder and affiliate of Parent. Mr. Stanford is not an independent director under the rules because his affiliate, ACME II, is an investor in the Convertible Notes and Company Warrants. In addition, Mr. Kemp, Dr. London and affiliates of Mr. Stanford have severally agreed, with others, to provide equity financing to Parent in the amounts specified in their respective Equity Commitment Letters delivered in connection with the execution of the Merger Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), our principal independent registered public accounting firm for the years ended December 31, 2023 and 2022. The Audit Committee appointed PwC to serve as the Company’s independent registered public accounting firm for the year ended December 31, 2022.

	December 31, 2023	December 31, 2022
Audit fees	$1,895,000	$1,749,000
Audit -related fees	—	—
Tax fees	—	—
All other fees	6,650	6,650
Inventories	$1,901,650	$1,755,650

Audit Fees

Audit Fees represents fees and expenses for professional services provided in connection with the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements, advice on accounting matters directly related to the audit, and audit services provided in connection with other regulatory filings.

All Other Fees

Audit Fees represents fees and expenses for professional services provided in connection with the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements, advice on accounting matters directly related to the audit, and audit services provided in connection with other regulatory filings.

All Other Fees

All Other Fees represents license fees to PwC’s online research software in 2023 and 2022.

Pre-Approval By Audit Committee of Principal Accountant Services

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Unless the Audit Committee has pre-approved audit services or a specified category of non-audit services, any engagement to provide such services must be pre-approved by the Audit Committee if it is to be provided by the independent registered public accounting firm.

Routine and recurring services provided by the Company’s independent registered public accounting firm within the specific service descriptions and budgets pre-approved by the Audit Committee may be undertaken without further authorization by the Audit Committee. The specific service descriptions and budgets pre-approved by the Audit Committee shall be initially established prior to the commencement of any service provided. The Audit Committee’s pre-approval is effective only for services to be provided in the fiscal year for which the services were pre-approved, unless the Audit Committee specifically provides for a different period. Any engagement of the independent auditors for a specific service with fees proposed to exceed $100,000 requires approval by the Audit Committee. Any later changes in terms, conditions, scope or fees shall require further Audit Committee pre-approval. Further, Audit Committee approval is required for all internal control-related services (other than those performed as part of the annual audit).

Any other engagement of the independent auditors for a specific service that does not require Audit Committee pre-approval may be pre-approved by a member or members of the Audit Committee to whom such authority is delegated by the Audit Committee. In addition, each of the Audit Committee members has the authority to pre-approve any audit services if the need for consideration of a pre-approval request arises between regularly scheduled meetings. Any services approved by a delegated member or members of the Audit Committee are communicated to the Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements. The consolidated audited financial statements filed as part of this Annual Report are listed in the index to Financial Statements under Item 8.

(a)(2) Financial Statement Schedules. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated audited financial statements or the notes thereto.

(a)(3) Exhibits. The exhibits are either filed with this Annual Report or incorporated by reference into this Annual Report. See (b) Exhibits, which follows:

(b) Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
2.1^	Agreement and Plan of Merger, dated as of March 7, 2024, by and among Astra Space, Inc., Apogee Parent Inc. and Apogee Merger Sub Inc.	8-K	001-39426	2.1	March 12, 2024
3.1	Second Amended and Restated Certificate of Incorporation of Astra Space, Inc.	8-K	001-39426	3.1	July 1, 2021
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Astra Space, Inc.	8-K	001-39426	3.1	September 13, 2023
3.3	Amended and Restated Bylaws of Astra Space, Inc.	8-K	001-39426	3.2	July 1, 2021
4.1*	Description of Securities
4.2+	Warrant Agreement, dated February 3, 2023, by and between Astra Space, Inc. and Shareintel-Shareholder Intelligence Services, LLC
4.3	Form of Senior Secured Note due 2024, which was amended and restated by Exhibit 4.7.	8-K	0001-39426	4.1	August 4, 2023
4.4	Form of Warrant issued August 4, 2023.	8-K	0001-39426	4.2	August 4, 2023
4.5	Form of Secured Bridge Note, which was amended and restated by Exhibit 4.7.	8-K	0001-39426	4.1	November 8, 2023
4.6	Form of Common Stock Purchase Warrant.	8-K/A	0001-39426	4.2	November 13, 2023
4.7	Form of Senior Secured Convertible Note due 2025.	8-K	0001-39426	4.1	November 24, 2023
4.8	Form of Common Stock Purchase Warrant, amending and restating Exhibit 4.6.	8-K	0001-39426	4.2	November 24, 2023
4.9	Form of Senior Secured Convertible Note due 2025, amending and restating Exhibit 4.7.	8-K	0001-39426	4.1	February 6, 2024
4.10	Form of Senior Secured Convertible Notes due 2025, amending and restating Exhibit 4.9	8-K	0001-39426	4.1	March 1, 2024
4.11	Form of Senior Convertible Note due 2025, amending and restating Exhibit 4.10	8-K	0001-39426	4.1	April 15, 2024
10.1+	Astra Space, Inc. 2021 Omnibus Incentive Plan.	S-4	333-255703	10.1	May 3, 2021
10.2+	Astra Space, Inc. 2021 Employee Stock Purchase Plan.	S-4	333-255703	10.7	May 3, 2021
10.3	Form of Indemnification Agreement.	8-K	001-39426	10.11	July 1, 2021
10.4+	Employment Agreement, dated February 1, 2021, by and between Astra Space, Inc. and Chris Kemp.	S-4	333-255703	10.8	May 3, 2021

10.5+	Employment Agreement, dated February 1, 2021, by and between Astra Space, Inc. and Adam London.	S-4	333-255703	10.9	May 3, 2021
10.6+	Employment Agreement, dated February 1, 2021, by and between Astra Space, Inc. and Martin Attiq.	S-4	333-255703	10.11	May 3, 2021
10.7+	First Amendment to Employment Agreement of Chris Kemp dated September 1, 2021.	8-K	001-39426	10.1	September 7, 2021
10.8+	First Amendment to Employment Agreement of Adam London dated September 1, 2021.	8-K	001-39426	10.2	September 7, 2021
10.9+	First Amendment to Employment Agreement of Martin Attiq dated September 1, 2021.	8-K	001-39426	10.4	September 7, 2021
10.10+	Form of Stock Option Award	10-K	001-39426	10.10	March 30, 2023
10.11+	Form of Restricted Stock Unit Award Agreement	10-K	001-39426	10.11	March 30, 2023
10.12+	Form of Performance Stock Option Award Agreement.	10-Q	001-39426	10.1	May 15, 2023
10.13	Investors’ Rights Agreement, dated February 2, 2020, by and among Holicity, Inc. Astra Space, Inc. and certain of its stockholders	S-4	333-255703	10.2	May 3, 2021
10.14	Standard Industrial/Commercial Single Lessee Lease Net with SS (Oakmead) LLC dated July 28, 2022	10-Q	001-39426	10.1	November 9, 2022
10.15	Common Stock Purchase Agreement, dated August 2, 2022, between Astra Space, Inc. and B. Riley Principal Capital II, LLC.	8-K	001-39426	10.1	August 2, 2022
10.16	Registration Rights Agreement, dated August 2, 2022, between Astra Space, Inc. and B. Riley Principal Capital II, LLC.	8-K	001-39426	10.2	August 2, 2022
10.17+	Employment Agreement with Axel Martinez dated September 27, 2022	8-K	001-39426	10.1	September 30, 2022
10.18	Lease Agreement by and between City of Alameda California and Astra Space Operations, Inc., dated December 6, 2022	8-K/A	001-39426	10.1	December 14, 2022
10.19	Sales Agreement between Astra Space, Inc. and Roth Capital Partners, LLC dated July 10, 2023	8-K	001-39426	1.1	July 10, 2023
10.20	Securities Purchase Agreement, dated August 4, 2023, by and among Astra Space, Inc. and each of the investors party thereto	8-K	001-39426	10.1	August 4, 2023
10.21	Settlement and General Release, dated August 14, 2023, between Astra Space, Inc. and Fortis Advisors, LLC	8-K	001-39426	10.1	August 16, 2023
10.22	Amendment to Settlement Agreement identified as Exhibit 10.21.	8-K/A	001-39426	10.1	October 2, 2023
10.23	Amendment #2 to Settlement Agreement and General Release identified as Exhibit 10.21.	8-K	001-39426	10.1	December 1, 2023
10.24^	Reaffirmation Agreement and Omnibus Amendment Agreement, dated November 6, 2023, by and among Astra Space, Inc., each of the subsidiaries of Astra Space, Inc. party thereto. JMCM Holdings LLC, SherpaVentures Fund II, LP and GLAS Americas LLC, in its capacity as collateral agent, amending, in part Exhibit 10.20.	8-K	001-39426	10.1	November 6, 2023
10.25*^

Limited Consent and Waiver and Omnibus Amendment No. 2 Agreement, dated as of November 17, 2023, by and among Astra Space, Inc., each of the subsidiaries of Astra Space, Inc. party thereto. JMCM Holdings LLC, and SherpaVentures Fund II, LP, amending, in part, Exhibit 10.24.

10.26^	Omnibus Amendment No. 3 Agreement, dated as of November 21, 2023, between Astra Space, Inc., its subsidiaries, the Investors and GLAS Americas, LLC, as collateral agent.	8-K	001-39426	10.1	November 24, 2023
10.28^	Amendment to Securities Purchase Agreement, dated January 19, 2024, by and among Astra Space, Inc., each of the subsidiaries of Astra Space, Inc. party thereto, the Investors and GLAS Americas LLC, which Securities Purchase Agreement was originally Exhibit 10.20 and then amended and restated as an exhibit to Exhibit 10.26.	8-K	001-39426	10.1	January 25, 2024
10.29*	Agreement Regarding Omnibus Amendment No. 3 Agreement, dated as of January 22, 2023, between Astra Space, Inc., its subsidiaries, and the Investors.
10.30	Amendment to Senior Secured Convertible Notes, dated as of January 31, 2024, by and among Astra Space, Inc., its subsidiaries, and the Holders	8-K	001-39426	10.1	February 6, 2024
10.31^	Second Amendment to Securities Purchase Agreement and Second Amendment to Senior Secured Convertible Notes, dated February 26, 2024, by and among Astra Space, Inc., each of the subsidiaries of Astra Space, Inc. party thereto, the Investors and GLAS Americas LLC.	8-K	001-39426	10.1	March 1, 2024
10.32^	Limited Waiver and Consent to Senior Secured Convertible Notes and Common Stock Purchase Warrant and Reaffirmation of Transaction Documents, dated as of March 7, 2024, by and among Astra Space, Inc., each of the subsidiaries of Astra Space, Inc. party thereto and each of the investors party thereto.	8-K	001-39426	10.1	March 12, 2024
10.33*	Royalty Bearing Manufacturing License between AST & Science, LLC and the Company, dated March 6, 2024.
10.34	Third Amendment to Securities Purchase Agreement and Third Amendment to Senior Secured Convertible Notes, dated April 10, 2024, by and among Astra Space, Inc., each of the subsidiaries of Astra Space, Inc. party thereto, the investors party thereto and GLAS Americas, LLC	8-K	001-39426	10.1	April 15, 2024
21.1*	Subsidiaries of the Company
22.1*	Subsidiary Guarantors of Senior Secured Convertible Note due 2025, as amended and restated, and identified as Exhibit 4.11.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

^ Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astra Space, Inc.

Date: April 17, 2024	By:	/s/ Chris C. Kemp
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

Signature	Title	Date

/s/ Chris C. Kemp	Chief Executive Officer and Chairman of the Board	April 17, 2024
Chris C. Kemp	(Principal Executive Officer)

/s/ Axel Martinez	Chief Financial Officer	April 17, 2024
Axel Martinez	(Principal Financial and Accounting Officer)

/s/ Michèle Flournoy	Director	April 17, 2024
Michèle Flournoy

/s/ Michael Lehman	Director	April 17, 2024
Michael Lehman

/s/ Adam London	Director	April 17, 2024
Adam London

/s/ Lisa Nelson	Director	April 17, 2024
Lisa Nelson

/s/ Scott Stanford	Director	April 17, 2024
Scott Stanford

/s Julie Cullivan	Director	April 17, 2024

Julie Cullivan