Form 10-Q
period 2024-03-31
Astra Space, Inc.
filed 2024-05-29
CIK 1814329

Hello

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 24, 2024, the registrant had 19,191,844 shares of Class A common stock, $0.0001 par value per share, outstanding and 3,702,613 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,621	$3,949
Restricted cash	504	1,500
Trade accounts receivable	1,972	1,444
Inventories	16,831	15,375
Prepaid and other current assets	8,737	9,181
Total current assets	34,665	31,449
Non-current assets:
Property, plant and equipment, net	25,783	26,852
Right-of-use asset	8,587	9,433
Intangible assets, net	7,329	7,886
Other non-current assets	1,800	1,800
Total assets	$78,164	$77,420

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,420	$4,798
Operating lease obligation, current portion	3,821	3,802
Contract liabilities, current portion	30,347	26,951
Accrued expenses and other current liabilities	11,639	13,651
Warrants to purchase common stock (1)(4)	5,781	18,554
Convertible Notes (2)(3)	28,211	63,520
Total current liabilities	85,219	131,276
Non-current liabilities:
Operating lease obligation, net of current portion	5,261	6,056
Contract liabilities, net of current portion	19,266	13,416
Other non-current liabilities	2,111	2,111
Total liabilities	111,857	152,859

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 19,008,421 and 18,885,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	23	22
Class B common stock, $0.0001 par value; 65,000,000 shares authorized; 3,702,613 shares issued and outstanding as of March 31, 2024 and December 31, 2023	6	6
Additional paid in capital	1,926,346	1,922,730
Accumulated other comprehensive loss	—	—
Accumulated deficit	(1,960,068)	(1,998,197)
Total stockholders’ deficit	(33,693)	(75,439)
Total liabilities and stockholders’ deficit	$78,164	$77,420

(1) Warrants to purchase common stock includes Company Warrants (the "Company Warrants") issued to our Chief Executive Officer (the "CEO") and our Chief Technology Officer (the "CTO") in conjunction with the Convertible Notes issued November 21, 2023. As of March 31, 2024, the fair values of the CEO's and CTO's Company Warrants were $0.3 million and $0.2 million, respectively. As of December 31, 2023, the fair values of the CEO's and CTO's Company Warrants were $1.7 million and $0.9 million, respectively.

(2) The CEO and CTO hold Convertible Notes whose fair values were $2.0 million and $1.0 million, respectively as of March 31, 2024 and $7.1 million and $3.6 million, respectively as of December 31, 2023.

(3) An affiliate of a director held Convertible Notes with a fair value of $4.7 million and $18.3 million as of March 31, 2024 and December 31, 2023, respectively.

(4) An affiliate of a director held Company Warrants with a fair value of $0.9 million and $4.5 million as of March 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Launch services	$—	$—
Space products	285	—
Total revenues	285	—
Cost of revenues
Launch services	—	—
Space products	128	—
Total cost of revenues	128	—
Gross profit (loss)	157	—
Operating expenses:
Research and development	12,641	31,082
Sales and marketing	865	2,484
General and administrative	11,036	15,682
Gain on change in fair value of contingent consideration	—	(2,765)
Total operating expenses	24,542	46,483
Operating loss	(24,385)	(46,483)
Interest income	5	1,330
Other income, net	232	260
Gain on change in fair value of Convertible Notes(1)(3)	47,270	—
Gain on change in fair value of Warrants(2)(4)	15,007	—
Income (loss) before taxes	38,129	(44,893)
Income tax provision	—	—
Net income (loss)	$38,129	$(44,893)

Net loss per share:
Weighted average number of shares of Class A common stock outstanding
Basic	18,969,208	14,313,785
Diluted	41,341,869	14,313,785
Net income (loss) per share of Class A common stock
Basic	$1.68	$(2.49)
Diluted	$(0.46)	$(2.49)
Weighted average number of shares of Class B common stock outstanding
Basic	3,702,613	3,702,613
Diluted	8,069,548	3,702,613
Net income (loss) per share of Class B common stock
Basic	$1.68	$(2.49)
Diluted	$(0.46)	$(2.49)

(1) The Company recognized gains on change in fair value of the Convertible Notes held by the CEO and CTO of $5.3 million and $2.7 million, respectively, during the three months ended March 31, 2024.

(2) The Company recognized gains on change in fair value of Company Warrants held by the CEO and CTO of $1.4 million and $0.7 million, respectively, during the three months ended March 31, 2024.

(3) The Company recognized a gain of $13.6 million during the three months ended March 31, 2024 related to changes in fair value of Convertible Notes held by an affiliate of a director.

(4) The Company recognized a gain of $3.6 million during the three months ended March 31, 2024 related to changes in fair value of Company Warrants held by an affiliate of a director.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$38,129	$(44,893)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities	—	69
Total comprehensive income (loss)	$38,129	$(44,824)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

(Unaudited)

Three Months Ended March 31, 2024
	Class A Common Stock			Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares		Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2023	18,885,500	-	$22	3,702,613	$6	$1,922,730	$—	$(1,998,197)	$(75,439)
Stock-based compensation	—		—	—	—	3,509	—	—	3,509
Issuance of common stock under equity plans	122,921		1	—	—	107	—	—	108
Net income	—		—	—	—	—	—	38,129	38,129
Balance as of March 31, 2024	19,008,421		$23	3,702,613	$6	$1,926,346	$—	$(1,960,068)	$(33,693)

Three Months Ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	14,246,498	$22	3,702,613	$6	$1,902,213	$(110)	$(1,819,821)	$82,310
Stock-based compensation	—	—		—	5,328	—	—	5,328
Issuance of common stock under equity plans	105,932	—	—	—	441	—	—	441
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(44,893)	(44,893)
Balance as of March 31, 2023	14,352,430	$22	3,702,613	$6	$1,907,982	$(41)	$(1,864,714)	$43,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$38,129	$(44,893)
Adjustments to reconcile net income (loss) to cash flows used in operating activities
Stock-based compensation	3,509	5,328
Depreciation	1,102	778
Amortization of intangible assets	557	567
Non-cash lease expense	847	910
Gain on change in fair value of contingent consideration	—	(2,765)
Gain on change in fair value of Convertible Notes(1)	(47,270)	—
Gain on change in fair value of Warrant Liabilities(1)	(15,007)	—
Amortization of marketable securities purchased at a discount	—	(452)
Changes in operating assets and liabilities:
Trade accounts receivable	(528)	(1,471)
Inventories	(1,457)	(337)
Prepaid and other current assets	442	(1,387)
Other non-current assets	—	(171)
Accounts payable	623	7,043
Lease liabilities	(776)	(818)
Accrued expenses and other current liabilities	(2,010)	868
Contract liabilities	9,246	—
Other non-current liabilities	—	801
Net cash used in operating activities	$(12,593)	$(35,999)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	23,750
Purchases of property, plant and equipment	(33)	(5,031)
Net cash (used in) provided by investing activities	$(33)	$18,719
Cash flows from financing activities:
Proceeds from issuance of convertible notes	11,961	—
Proceeds from issuance of warrants	2,234	—
Proceeds from issuance of common stock under equity award and purchase plans	107	441
Net cash provided by financing activities	$14,302	$441
Net increase (decrease) in cash and cash equivalents	$1,676	$(16,839)
Cash and cash equivalents and restricted cash at beginning of period	5,449	33,644
Cash and cash equivalents and restricted cash at end of period	$7,125	$16,805
Non-cash investing and financing activities:
Assets acquired included in accounts payable, accrued expenses and other current liabilities	$249	$1,262

(1) Refer to the Condensed Consolidated Statements of Operations for descriptions of related party transactions.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA SPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business

Astra Space, Inc. (including its subsidiaries, "Astra" or the "Company") designs, tests, manufactures and operates the next generation of Launch Services and Space Products and services that it expects to enable a new generation of global communications, earth observations, precision weather monitoring, navigation, and surveillance capabilities. The Company's mission is to Improve Life on Earth from Space® through greater connectivity and more regular observations and to enable a wave of innovation in Low Earth Orbit ("LEO") by expanding its space platform offerings. Currently, the Company's business consists of two segments, a mobile orbital launch system (“Launch Services”) and a space products business that produces the Astra Spacecraft Engine® products (“Space Products”).

The Company’s Class A common stock is listed on the Nasdaq Capital Market under the symbol “ASTR”.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial reporting. The condensed consolidated financial statements included herein are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The consolidated balance sheet data as of December 31, 2023 were derived from Astra’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2024 (the “2023 Annual Report”). All intercompany transactions and balances have been eliminated in consolidation. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future period.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The impact of these reclassifications was not material to the condensed financial statements for the periods presented.

Merger Agreement

On March 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Apogee Parent Inc. (“Parent”) and Apogee Merger Sub Inc. (“Merger Sub”) pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving corporation. The Merger Agreement was approved by stockholders holding the requisite voting power on March 7, 2024 and is expected to close during the second quarter of 2024. Once completed, the Company will no longer be a public company and is expected to delist from Nasdaq.

Reverse Stock Split

On September 12, 2023, the Company effectuated a 1-for-15 reverse stock split of the shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and a 1-for-15 reverse stock split of the shares of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”) (the “Reverse Stock Split”). The par value of the Company’s common stock and the number of authorized shares of the common stock were not affected by the Reverse Stock Split. The Class A Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market at the opening of trading on September 14, 2023.

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

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	March 31, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A common stock	215,286,444	(200,934,014)	14,352,430
Class B common stock	55,539,188	(51,836,575)	3,702,613

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	Three Months Ended March 31, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A common stock:
Weighted average shares outstanding - basic and diluted	214,706,779	(200,392,994)	14,313,785
Loss per share - basic and diluted	$(0.17)	$(2.32)	$(2.49)
Class B common stock:
Weighted average shares outstanding - basic and diluted	55,539,188	(51,836,575)	3,702,613
Loss per share - basic and diluted	$(0.17)	$(2.32)	$(2.49)

The following outstanding stock options and restricted stock units exercisable or issuable into shares of Class A common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	March 31, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Stock options	15,939,378	(14,876,753)	1,062,625
Restricted stock units	14,533,186	(13,564,307)	968,879
Warrants	25,000	(23,333)	1,667
Total antidilutive shares excluded from loss per share - diluted	30,497,564	(28,464,393)	2,033,171

Restricted stock awards were adjusted retroactively to give effect to the Reverse Stock Split for the three months ended March 31, 2023

	As Previously Reported		Impact of Reverse Stock Split		As Adjusted
	No. of RSUs	Weighted- Average Exercise Price	No. of RSUs	Weighted- Average Exercise Price	No. of RSUs	Weighted- Average Exercise Price
Outstanding - December 31, 2022	16,121,844	$3.35	(15,047,054)	$46.90	1,074,790	$50.25
Granted	990,959	0.52	(924,895)	7.28	66,064	7.80
Vested	(627,185)	6.51	585,372	91.14	(41,813)	97.65
Forfeited	(1,944,250)	3.71	1,814,633	51.94	(129,617)	55.65
Outstanding - March 31, 2023	14,541,368	$2.97	(13,571,944)	$41.58	969,424	$44.55

Stock options were adjusted retroactively to give effect to the Reverse Stock Split for the three months ended March 31, 2023:

	As Previously Reported		Impact of Reverse Stock Split		As Adjusted
	No. of Options	Weighted- Average Exercise Price	No. of Options	Weighted- Average Exercise Price	No. of Options	Weighted- Average Exercise Price
Outstanding - December 31, 2022	16,248,601	$7.11	(15,165,360)	$99.54	1,083,241	$106.65
Granted	10,535,783	0.55	(9,833,397)	7.70	702,386	8.25
Exercised	(180,923)	0.46	168,861	6.44	(12,062)	6.90
Forfeited	(878,620)	0.65	820,045	9.10	(58,575)	9.75
Expired	(23,330)	1.65	21,774	23.10	(1,556)	24.75
Outstanding - March 31, 2023	25,701,511	$4.69	(23,988,077)	$65.66	1,713,434	$70.35

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

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months through May 2025. Since inception, the Company has incurred significant operating losses and has an accumulated deficit of approximately $2.0 billion. As of March 31, 2024, the Company’s existing sources of liquidity included cash and cash equivalents of $6.6 million (including $3.5 million of funds that the Company may only use for specified purposes pursuant to the Merger Agreement) and restricted cash of $0.5 million. The restricted cash is related to a letter of credit issued to secure our performance obligations under a customer contract and is not accessible until we have begun delivery of flight sets for this customer's program which is expected to be in November 2024 pursuant to the contract schedule. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products.

To proceed with the Company’s business plan and continue the Company's business operations, the Company will need to raise substantial additional funds through the issuance of additional debt, equity or both. Under the terms of the Merger Agreement, the Company is restricted from incurring new debt or issuing equity except through the offer and sale of the convertible notes due November 15, 2025 (the "Convertible Notes") and warrants to purchase shares of Class A Common Stock at an exercise price of $0.808 per share, in each case under the terms of the Subsequent Financing Agreement (as defined in Note 6). The term “Company Warrants” means and includes all warrants issued under the Subsequent Financing Agreement, together with warrants to purchase 1.5 million shares of Class A Common Stock issued on August 4, 2023. See Note 6 — Convertible Notes and Company Warrants. The Merger Agreement further prohibits the Company from issuing Convertible Notes or Company Warrants to any person prior to the consummation of the Merger unless (i) such person becomes a noteholder under the Noteholder Conversion Agreement, respectively, by executing a joinder agreement substantially in the form attached to such agreement and delivering the same to each of Merger Sub and Parent and (ii) holders of a majority in interest of the Convertible Notes or Warrants, as applicable, then outstanding consent to such issuance and joinder, all of which may affect the Company’s ability to raise additional funds from the sale of its Convertible Notes and Company Warrants on the timing needed. If the Company is unable to obtain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product development activities or future commercialization efforts or cease business operations, including through a petition for voluntary relief under Chapter 7 of the United States Bankruptcy Code (a “Chapter 7 Liquidation”).

There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or on terms that would be permissible under the restrictions imposed by the Merger Agreement.

As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. If the Company is unable to raise substantial additional capital in the near term and as necessary to continue the Company's operations prior to the closing of the Merger, the Company’s operations and production plans may be further scaled back or curtailed or cease entirely, and the Company may be required to furlough employees to manage its short term cash needs. Further, the Company may be required to file a Chapter 7 Liquidation and in such case, may not realize any significant value from its assets in connection with a liquidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalent balances in bank accounts with multiple banking partners. All cash accounts are located in the United States (“U.S.”) and insured by the FDIC up to $250,000. The Company's accounts receivables represent unconditional rights to consideration. The Company mitigates collection risks from its customers by performing regular credit evaluations of the Company's customers’ financial conditions. The Company believes there is no exposure to any significant credit risks related to its cash and cash equivalents or accounts receivable and has not experienced any losses in such accounts.

The following customer's outstanding accounts receivable accounted for greater than 10% of the Company's trade accounts receivable as of the date reflected:

	March 31, 2024	December 31, 2023
Customer 1	88.9%	92.4%

For the three months ended March 31, 2024 and 2023, one customer accounted for greater than 10% of the Company's total revenues:

	Three Months Ended March 31,
	2024	2023
Customer 2	100.0%	—

____________

Use of Estimates and Judgments

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the unaudited condensed consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include the valuation of our Convertible Notes and Company Warrants and long-lived assets, inventory valuation and reserves, stock-based compensation, useful lives of intangible assets and property, plant and equipment, deferred tax assets, income tax uncertainties and other contingencies.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Company’s 2023 Annual Report that have had a material impact on its unaudited condensed consolidated financial statements and related notes.

Recently Adopted Accounting Standards

There have been no new accounting standards applicable to the Company that have been adopted during the three months ended March 31, 2024.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for publicly traded companies and December 15, 2025 for private companies. Early adoption is permitted for annual financial statements not yet issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The Company is currently evaluating the rules and the impact on its future consolidated statements. The Company also notes that on April 4, 2024, the SEC voluntarily stayed implementation of its recently adopted climate disclosure rules pending the outcome of certain legal challenges to the rules.

Note 2 — Revenues

The Company recognizes revenue at a point in time upon satisfaction of the performance obligations under its Launch Services and Space Products agreements. The following table presents revenue disaggregated by type for the periods presented:

	Three Months Ended March 31,
in thousands	2024	2023
Launch services	$—	$—
Space products	285	—
Total revenues	$285	$—

Contracts with governmental entities involving research and development milestone activities do not represent contracts with customers under ASC 606 and as such, amounts received are recorded in other income in the unaudited condensed consolidated statements of operations. The Company recorded no other income during the three months ended March 31, 2024 and 2023.

Contract balances

Contract assets and liabilities reflect timing differences between the receipt of consideration and the fulfillment of performance obligations under a contract with a customer. Contract assets reflect performance obligations satisfied and revenues recognized in advance of a customer billing. Contract liabilities reflect consideration received in advance of the satisfaction of a performance obligation under a contract with a customer. Contract assets become trade receivables once the Company's rights to consideration become unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. Contract costs are those costs which are directly related to fulfillment of specified customer contracts. The Company had deferred contract costs of $3.7 million and $2.2 million as of March 31, 2024 and December 31, 2023, respectively. The Company had contract liabilities of $49.6 million and $40.4 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, the Company did not recognize any revenue that was included in the contract liabilities balance at the beginning of the period. For the three months ended March 31, 2023, the Company recorded no revenue that was included in the contract liabilities balance at the beginning of the period.

Remaining performance obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. Customers are not considered committed when they are able to terminate their contractual obligations to the Company without payment of a substantial penalty under the contract. The Company had unsatisfied performance obligations based on contractual terms of $70.0 million as of March 31, 2024, all of which is expected to be achieved between October 2024 and 2028.

Note 3 — Supplemental Financial Information

Inventories

in thousands	March 31, 2024	December 31, 2023
Raw materials	$7,023	$7,241
Work in progress	9,808	8,134
Inventories	$16,831	$15,375

There were no inventory write-downs during the three months ended March 31, 2024 and 2023.

Prepaid and Other Current Assets

in thousands	March 31, 2024	December 31, 2023
Deposits	$3,268	$4,347
Prepaid license and other prepaid expenses	1,349	1,991
Deferred contract costs	3,729	2,172
Other current assets	391	671
Prepaid and other current assets	$8,737	$9,181

Property, Plant and Equipment, net

Presented in the table below are the major classes of property, plant and equipment:

in thousands	March 31, 2024	December 31, 2023
Construction in progress	$6,870	$6,582
Computer and software	2,923	2,963
Leasehold improvements	12,353	12,328
Research equipment	8,366	8,486
Production equipment	20,636	20,756
Furniture and fixtures	548	548
Total property, plant and equipment	51,696	51,663
Less: accumulated depreciation	(25,913)	(24,811)
Property, plant and equipment, net	$25,783	$26,852

Depreciation expense amounted to $1.1 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

Accrued Expenses and Other Current Liabilities

in thousands	March 31, 2024	December 31, 2023
Employee compensation and benefits	$1,840	$1,299
Construction in progress related accruals	204	340
Professional services	3,378	2,780
Accrued expenses	2,324	3,887
Accrued inventory purchases	2,757	4,647
Other miscellaneous	1,136	698
Accrued expenses and other current liabilities	$11,639	$13,651

Note 4 — Intangible Assets

in thousands	Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2024
Definite-lived intangible assets
Developed technology	$9,909	$(4,853)	$5,056
Customer contracts and related relationship	2,383	(2,216)	167
Trade names	123	(123)	—
Intangible assets subject to amortization	12,415	(7,192)	5,223
Indefinite-lived intangible assets
Trademarks	2,106	—	2,106
Total	$14,521	$(7,192)	$7,329

There were no impairment charges for the three months ended March 31, 2024 and 2023. Amortization expense amounted to $0.6 million for both the three months ended March 31, 2024 and 2023.

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

Based on the amount of intangible assets as of March 31, 2024, the expected amortization expense for each of the next five years and thereafter is as follows:

in thousands	Expected Amortization Expense(1)
2024 (remainder)	$1,334
2025	1,555
2026	1,555
2027	779
Total Intangible assets subject to amortization	$5,223

(1) Remaining intangible amortization concludes in the second quarter of 2027.

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

The carrying amounts of the Company's cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and certain other current liabilities approximate fair value because of their short-term maturities.

As of March 31, 2024 and December 31, 2023, the Company had a total of $5.8 million and $18.6 million, respectively, of liabilities related to its Company Warrants and $28.2 million and $63.5 million, respectively, of Convertible Notes, both of which are recorded at fair value as of the period presented. The Company elected to account for the Convertible Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. For a description of the valuation models used and the fair value inputs applied by the Company in determining the fair values of the Convertible Notes and Company Warrants, see Note 6 — Convertible Notes and Company Warrants under the captions "Fair Value Option of Accounting For Convertible Notes" and "Fair Value of Warrants."

The following table presents information about the Company’s liabilities at March 31, 2024, that were measured at fair value on a recurring basis:

in thousands	March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants to purchase common stock	$—	$—	$5,781	$5,781
Convertible Notes	—	—	28,211	28,211
Total financial liabilities	$—	$—	$33,992	$33,992

in thousands	December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants to purchase common stock	$—	$—	$18,554	$18,554
Convertible Notes	—	—	63,520	63,520
Total financial liabilities	$—	$—	$82,074	$82,074

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments:

in thousands	Warrants
Fair value as of December 31, 2023	$18,554
Issuance of warrants at fair value	2,234
Gain on change in fair value of warrants	(15,007)
Fair value as of March 31, 2024	$5,781

in thousands	Convertible Notes
Fair value as of December 31, 2023	$63,520
Issuance of convertible notes at fair value	11,961
Gain on change in fair value of convertible notes	(47,270)
Fair value as of March 31, 2024	$28,211

The $15.0 million gain on change in fair value of warrants during the three months ended March 31, 2024 is primarily the result of a change in the exercise price from $0.808 per warrant share to $0.404 per warrant share when the warrants are exchanged for warrants of Series A Preferred Stock in Parent in connection with the consummation of the Merger pursuant to the warrant exchange agreements entered by the Parent and the holders of Company Warrants. The $47.3 million gain on the change in fair value of Convertible Notes during the three months ended March 31, 2024 is primarily due to the change in conversion price pursuant to the terms of the noteholder conversion agreement that will take effect upon completion of the Merger

Note 6 — Convertible Notes and Company Warrants

The following summarizes the Company's Convertible Notes and Company Warrants by investor as of March 31, 2024:

	Convertible Notes				Company Warrants(1)
Investor	Principal	Accrued but Uncapitalized Interest	Combined Principal and Accrued but Uncapitalized Interest	Fair Value	Number of Warrants Outstanding	Fair Value
JMCM Holdings LLC	$9,917,870	$198,357	$10,116,228	$8,834,362	5,684,354	$2,216,898
SherpaVentures Fund II, LP(2)	5,247,131	104,943	5,352,074	4,673,892	2,212,768	862,980
MH Orbit, LLC	4,016,000	80,320	4,096,320	3,581,936	1,732,673	675,742
RBH Ventures Astra SPV, LLC	2,999,000	45,445	3,044,445	2,657,927	1,295,607	505,287
Astera Institute	5,000,000	41,667	5,041,667	4,397,557	2,165,842	844,678
ERAS Capital, LLC	1,000,000	8,000	1,008,000	880,374	433,168	168,936
Ulrich Gall	200,000	1,533	201,533	176,017	-	-
Founders:
Chris C. Kemp, Trustee of the Chris Kemp Living Trust dated February 10, 2021(2)	2,196,667	42,683	2,239,350	1,955,605	866,337	337,871
Adam London(2)	1,173,333	22,217	1,195,550	1,052,939	433,168	168,936
Total Convertible Notes and Warrants	$31,750,001	$545,165	$32,295,167	$28,210,609	14,823,917	$5,781,328

(1) Includes the warrants issued on August 4, 2023 (the “Original Warrants”), which are exercisable to purchase 1,500,000 shares of Class A Common Stock; JMCM Holdings LLC is the only holder of the Original Warrants.

(2) Investor is a related party. SherpaVentures Fund II, LP (“ACME II) is an affiliate of Scott Stanford, a director of the Company. Chris C. Kemp, trustee of the Chris Kemp Living Trust dated February 10, 2021 (the “Kemp Trust”), is the Company Chairman and Chief Executive Officer (“CEO”). Adam London is the Chief Technology Officer (“CTO”) and a director of the Company.

The following summarizes the Company's Convertible Notes and Company Warrants by investor as of December 31, 2023:

	Convertible Notes				Company Warrants(1)
Investor	Principal	Accrued but Uncapitalized Interest	Combined Principal and Accrued but Uncapitalized Interest	Fair Value	Number of Warrants Outstanding	Fair Value
JMCM Holdings LLC	$9,691,730	$129,223	$9,820,953	$34,548,016	5,684,354	$11,459,489
SherpaVentures Funds II, LP(2)	5,127,490	68,367	5,195,856	18,277,913	2,212,768	4,469,926
Founders:			-
Chris Kemp(2)	2,000,000	26,667	2,026,667	7,129,381	866,337	1,750,053
Adam London(2)	1,000,000	13,333	1,013,333	3,564,690	433,168	875,026
Total Convertible Notes and Warrants	$17,819,219	$237,590	$18,056,809	$63,520,000	9,196,627	$18,554,494

(1) Includes the warrants issued on August 4, 2023, which are exercisable to purchase 1,500,000 shares of Class A Common Stock; JMCM Holdings LLC is the only holder of the Original Warrants.

(2) Investor is a related party. SherpaVentures Fund II, LP is an affiliate of Scott Stanford, a director of the Company. Chris C. Kemp is the Company Chairman and CEO. Adam London is the CTO and a director of the Company.

Subsequent Financings

During the first quarter of 2024, the Company received additional investments of $14.2 million through the sale and issuance of Convertible Notes and Company Warrants as follows:

					Allocation of Proceeds to Fair Value
Investor	Date	Principal	Number of Warrants Issued	Total Proceeds Received	Convertible Notes	Warrants	Issuance Costs
MH Orbit LLC	January 19, 2024	$4,000,000	1,732,673	$4,216,584	3,540,842	$675,742	$116,127
RBH Ventures Astra SPV LLC (1)	January 19, 2024	2,991,000	1,295,607	3,152,951	2,634,708	518,243	77,330
Astera Institute	March 6, 2024	5,000,000	2,165,842	5,270,730	4,404,393	866,337	100,974
ERAS Capital, LLC	March 7, 2024	1,000,000	433,168	1,054,146	880,879	173,267	20,195
Urich Gall	March 8, 2024	200,000	-	200,000	200,000	-	3,831
Founders:
Chris C. Kemp, Trustee of the Chris Kemp Living Trust dated February 10, 2021 (2)	February 26, 2024	150,000	-	150,000	150,000	-	12,500
Adam London (2)	February 26, 2024	150,000	-	150,000	150,000	-	12,500
Total Convertible Notes and Warrants		$13,491,000	5,627,290	$14,194,411	$11,960,822	$2,233,589	$343,457

(1) Includes an additional investment made by RBH Ventures on March 15, 2024 of $991,000 in Convertible Notes and Company Warrants to purchase 429,270 shares of the Company's Class A Common Stock for cash consideration of $0.1 million. Net proceeds from these Subsequent Financings, after deducting offering expenses, were approximately $990,000.

(2) The CEO and CTO made additional investments in Convertible Notes of $150,000 each on February 26, 2024. No Company Warrants were issued with to the CEO or CTO with this additional investment.

See Note 15 — Subsequent Events for information on additional sales of Convertible Notes and Company Warrants occurring after March 31, 2024.

Material Amendments to Subsequent Financing Agreement and Convertible Notes

On November 21, 2023, the Company entered into an Omnibus Amendment No. 3 Agreement, dated as of November 21, 2023, which agreement, subject to amendments occurring after such date, sets forth the terms and conditions upon which the Company may offer for sale and issue Convertible Notes and Company Warrants (the “Subsequent Financing Agreement”).

During the three months ended March 31, 2024, the Company and the holders of the Convertible Notes and Company Warrants amended or modified the Subsequent Financing Agreement and the Convertible Notes on January 19, 2024 (the “January 19 Amendment”), January 31, 2024 (the “January 31 Amendment”) and February 26, 2024 (the “February Amendment”).

The January 19 Amendment extended the date by which a Subsequent Closing (as defined the Subsequent Financing Agreement) may occur without the consent of a majority-in-interest of the Convertible Notes from January 20, 2024, to February 19, 2024, which date was further extended by the February Amendment to April 30, 2024.

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

See Note 15 – Subsequent Events for information about additional amendments to the Subsequent Financing Agreement and Convertible Notes occurring after March 31, 2024.

Fair Value of Company Warrants and Convertible Notes

Company Warrants

As of March 31, 2024, the Company had 14,823,917 Company Warrants issued and outstanding which are included in Warrants to purchase common stock on the consolidated balance sheets at fair value of $5.8 million. This does not include an immaterial number of warrants issued to ShareIntel-Shareholder Intelligence Services LLC (the “ShareIntel Warrants”). The Company has determined the Company Warrants are liability classified financial instruments and are required to be measured at fair value at issuance and subsequently at each reporting date, with changes in fair value included in earnings of the period.

The Company determined the fair value of the Company Warrants issued during the three months ended March 31, 2024 and of all Company Warrants outstanding as of March 31, 2024 based on an option pricing model ("OPM") considering the warrant exchange agreement between the Parent and holders of Company Warrants and the expected capital structure of the Parent following consummation of the Merger

The following is a summary of the assumptions used to determine the OPM fair value of the Company Warrants at each date of issuance and for all Company Warrants outstanding as of March 31, 2024:

	January 19, 2024	March 6, 2024 (1) (2)	March 31, 2024
Expected terms (years)	3.45	3.32	3.25
Expected volatility	75.00%	80.00%	75.00%
Risk-free interest rate	4.07%	4.20%	4.28%
Expected dividend rate	—	—	—
Value per share	$0.39	$0.40	$0.39
Exercise price	$0.40	$0.40	$0.40
Implied Negotiation Discount	32.20%	31.50%	31.50%

(1) The Subsequent Financings that occurred on March 7, 2024, March 8, 2024 and March 15, 2024 applied the same fair value model and assumptions as those used for Subsequent Financing that occurred on March 6, 2024.

(2) Subsequent Financings that occurred on February 26, 2024 and March 8, 2024 did not include the purchase of Company Warrants.

The expected term is based on expectations with regard to an exit strategy such as an IPO or liquidation event of the Parent. The risk free rate was based on the rate of treasury securities with the same term as the option. The expected volatility was based on guideline company indications.

As of December 31, 2023, the Company had 9,196,627 of Company Warrants issued and outstanding with a fair value of $18.5 million. The Company utilized the Black-Scholes Option Pricing model to determine the fair value of the Company Warrants outstanding at that date. The following is a summary of the assumptions applied to determine the Black-Scholes fair value of the outstanding Company Warrants as of December 31, 2023:

December 31, 2023
Expected terms (years)	4.6
Expected volatility	109.8%
Risk-free interest rate	3.84%
Expected dividend rate	—
Value per share	$2.28
Exercise price	$0.81

Convertible Notes

During the three months ended March 31, 2024, the Company issued $14.2 million principal amount of Convertible Notes and as of March 31, 2024, had a total of $31.8 million Convertible Notes principal with an aggregate fair value of $28.2 million. The Company has elected the fair value option for accounting for all of its Convertible Notes. The fair values of the Convertible Notes issued during the three months ended March 31, 2024 were determined as the residual value of the total proceeds received less the fair value of the Company Warrants issued concurrently with the Convertible Notes. The fair value of the Convertible Notes as of March 31, 2024, was determined by the total merger consideration derived from the total principal, paid-in-kind interest and accrued interest through the assumed date of merger, less an assumed negotiated discount derived from the Convertible Notes issuances during the three months ended March 31, 2024.

As of December 31, 2023, the Company had $17.8 million principal amount of Convertible Notes outstanding. The Company utilized the Monte Carlo Simulation Model to determine the fair value of the Convertible Notes outstanding as of December 31, 2023. The following is a summary of the assumptions applied in determining the fair value of the Convertible Notes as of December 31, 2023:

December 31, 2023
Risk-free interest rate	4.21%
Risk adjusted interest rate (for discount payment)	71.0%
Value per share	$2.28
Volatility	35.50%

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

On April 27, 2022, a stockholder derivative suit was filed in the United States District Court for the Eastern District of New York styled Gonzalez v. Kemp, et al., Case No. 22-cv-02401 (E.D.N.Y.) (the “Gonzalez Action”). On January 25, 2023, the plaintiff filed an amended complaint. The amended complaint asserts claims against certain of the Company’s current and former officers and directors for alleged breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, alleged violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and for contribution under Section 10(b) and 21D of the Exchange Act based upon the conduct alleged in the Securities Action described above. The plaintiff in the Gonzalez Action seeks monetary damages in favor of the Company in an unstated amount, reforms to the Company’s corporate governance and internal procedures, restitution including disgorgement of any compensation, profits or other benefits received, and reimbursement of the plaintiff's reasonable fees and costs, including attorney’s fees. On February 17, 2023, the Gonzalez Action was transferred to the United States District Court for the Northern District of California under Case No. 3:23-cv-00713. Defendants filed a motion to dismiss the amended complaint on April 18, 2023. On June 12, 2023, the Court in the Gonzalez Action granted the Company’s motion to stay the case until a final judgment has been issued in the resolution of In re Astra Space f/k/a Holicity Inc. Securities Litigation (Case No. 3:22- cv-08875) in the Northern District of California (the “Securities Action. Once the Securities Action was dismissed, the Gonzalez Action again proceeded. Plaintiffs have filed an opposition to the Defendants motion to dismiss. Due to the announcement of the potential merger transaction (and the likely alternative of bankruptcy if the merger transaction does not close), the Court has again stayed the Gonzalez Action until at least July 9, 2024. The Company believes that the case is without merit and intends to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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

Section 220 Demands

Following the announcement of the Merger Agreement, the Company has received demands to inspect the Company’s books and records pursuant to 8 Del. C. § 220 (“Section 220”). Specifically, on April 5, 2024, purported stockholder Jonathan Horner delivered a Section 220 demand to the Company, which demand was supplemented on April 11, 2024. On April 17, 2024, another purported stockholder, Michael Krene, represented by the same law firm, delivered a second Section 220 demand to the Company. On April 22, 2024, a third purported stockholder, Jerry Hamelton, delivered a Section 220 demand to the Company (collectively, the “Section 220 Demands”).

Although the specifics of each Section 220 Demand varies, they generally intend to investigate the events leading to execution of the Merger Agreement, to investigate the independence and disinterestedness of certain members of the Company’s board of directors and officers in connection with the Merger Agreement and the Merger, and to determine whether such directors and officers properly discharged their fiduciary duties, investigate the Company’s disclosures regarding the Merger Agreement and the Merger. The Section 220 Demands seek to inspect the Company’s books and records to determine whether wrongdoing, mismanagement, and/or material non-disclosure has taken place such that it would be appropriate to file an action against the Board, the officers, the Company, or any other relevant person or entity, to value each stockholder’s shares, and to consider any other courses of action that the investigation might warrant pursuing.

The Company is evaluating each of the Section 220 Demands and intends to defend vigorously any allegation of wrongdoing, mismanagement and/or non-disclosure. Due to the early stage of these investigations, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Commercial Contracts

The Company has received notices of termination from two customers. The total contract value of these two agreements was $15.4 million, with current contract liabilities of $7.8 million and non-current liabilities of $1.9 million. There are disputes with both customers regarding certain aspects of the terminations, including the financial impact. In particular, the parties are disputing whether the customer has rights to refunds, and for any additional payments due to the Company. The Company believes it has valid defenses against claims for refunds from these two customers, and may have valid claims for the additional payments. The Company further hopes to negotiate a mutually agreeable resolution to these disputes and believes it is premature to estimate any potential liabilities or contingencies in connection with these two contract terminations.

Purchase Commitments

In order to reduce manufacturing lead times and to have access to an adequate supply of components, the Company enters into agreements with certain suppliers to procure component inventory based on the Company's production needs. A significant portion of the Company's purchase commitments arising from these agreements consist of firm and non-cancelable commitments. We have one such supplier contract which is active at this time. While we are currently in a dispute with this supplier over the performance of this contract, there remains $20.1 million in purchase obligations under the contract.

Note 8 — Stock-based Compensation

Stock-based incentive awards are provided to employees under the terms of Astra's 2021 Omnibus Incentive Plan (the “2021 Plan”) and the 2023 Bonus Incentive Plan and 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Unless otherwise noted, all share and per share amounts below have been restated to give effect to the Reverse Stock Split on September 13, 2023. For the impact of the Reverse Stock Split on prior period comparable share and per share amounts and additional information related to the Reverse Stock Split, see Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies.

There was a $6.0 million reversal of accrued costs associated with the 2023 Bonus Incentive Program as of December 31, 2023, and $0.7 million recognized for the quarter ended March 31, 2023.

As of March 31, 2024, the Company has not established a 2024 Bonus Incentive Plan and as such, no performance-based stock options have been granted for the quarter ended March 31, 2024.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
in thousands	2024	2023
Cost of revenues	$—	$—
Research and development	1,268	2,359
Sales and marketing	392	380
General and administrative	1,849	2,589
Stock-based compensation expense	$3,509	$5,328

The Company did not recognize any compensation cost related to performance-based stock units (“PSUs”) for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recognized $0.1 million in compensation costs related to PSUs.

As of March 31, 2024, the Company had $20.6 million of unrecognized stock-based compensation expense related to all of the Company's stock-based awards. This cost is expected to be recognized over a weighted-average period of 2.01 years.

Stock Options Awards

The following is a summary of stock option activity for the three months ended March 31, 2024:

	No. of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	1,320,540	$24.13	8.40	$128,212
Granted	15,494	1.52	3.08	—
Exercised	(300)	0.90	—	—
Forfeited/Cancelled	(271,972)	7.08	—	—
Expired	(41,440)	12.52	—	—
Outstanding – March 31, 2024	1,022,322	$28.79	8.10	$—

Unvested – March 31, 2024	670,064	18.89	8.77	—
Exercisable – March 31, 2024	352,258	$47.63	6.82	$—

The Company uses the Black-Scholes option pricing-model to calculate the grant date fair value of time-based and performance-based options. The following table summarizes the assumptions used in estimating the fair value of options granted in the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Expected terms (years)	6.13	6.71
Expected volatility	109.7%	98.2%
Risk-free interest rate	4.07%	3.46%
Expected dividend rate	—	—
Grant-date fair value	$1.52	$0.42 - $0.56

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
(4)
The Company has assumed a dividend yield of zero as it has no plans to declare dividends in the foreseeable future.

Restricted Stock Units ("RSU") Awards

The following is a summary of restricted stock units for the three months ended March 31, 2024:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Outstanding – December 31, 2023	594,238	$33.60
Granted	—	—
Vested	(46,676)	50.78
Forfeited	(41,988)	44.22
Outstanding – March 31, 2024	505,574	$31.13

Total fair value as of the respective vesting dates of restricted stock units vested for the three months ended March 31, 2024 was approximately $0.1 million. As of March 31, 2024, the aggregate intrinsic value of unvested restricted stock units was $0.3 million.

2021 ESPP

The 2021 ESPP, which is maintained by the Company, allows employees to purchase the Company’s common stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each six-month purchase period. On December 21, 2023, the Board cancelled the Plan effective immediately following the next purchase date during the quarter ended March 31, 2024, where the Company issued 76,191 shares on January 19, 2024 at a cost of $0.01 million. The remaining 481,866 shares issuable under the 2021 ESPP were returned to the pool of Class A common stock available for issue. As of March 31, 2024, the Company had no remaining unrecognized stock-based compensation expense related to the 2021 ESPP.

Note 9 — Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2024 and 2023, the Company recognized no provision for income taxes consistent with the losses incurred and the valuation allowance against the deferred tax assets.

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

Note 10 — Income (Loss) per Share

The Company computes earnings (loss) per share of Common Stock using the two-class method required for participating securities. Basic earnings (loss) per common share is determined based on the weighted-average number of common shares outstanding during each period. For periods with net income, the Company gives effect to all dilutive potential common shares outstanding during a period. The Company uses the control number concept to determine whether a potential common stock instrument is dilutive, and considers each issuance separately for its potential dilution in order of the most dilutive issuance to the least. For periods with net loss, diluted earnings per share will consider whether the inclusion of all potential Common Stock outstanding would be anti-dilutive. The dilutive effect of outstanding options and warrants is calculated using the treasury stock method. The dilutive effect of shares underlying the Company's Convertible Notes is calculated using the if-converted method in periods during which Convertible Notes are available for conversion.

The following tables set forth the computation of basic and diluted income (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
(in thousands, except share and per share amounts)	Class A Common	Class B Common	Class A Common	Class B Common
Numerator
Net income (loss) attributed to common stockholders - Basic	$31,902	$6,227	$(35,667)	$(9,226)
Gain on change in fair value of Warrants	(12,523)	(2,444)	—	—
Gain on change in fair value of Convertible Notes	(38,508)	(7,516)	—	—
Net loss - Diluted	$(19,129)	$(3,734)	$(35,667)	$(9,226)

Denominator
Weighted-average common shares outstanding - Basic	18,969,208	3,702,613	14,313,785	3,702,613
Effect of dilutive securities:
Common shares issuable for Warrants	3,551,766	693,272	—	—
Common shares issuable for Convertible Notes	18,820,895	3,673,664	—	—
Weighted-average common shares outstanding - Diluted	41,341,869	8,069,548	14,313,785	3,702,613

Net income (loss) per share - Basic	$1.68	$1.68	$(2.49)	$(2.49)
Net loss per share - Diluted	$(0.46)	$(0.46)	$(2.49)	$(2.49)

There were no preferred dividends declared or accumulated as of March 31, 2024. As of March 31, 2024 there were 39,969,265 equivalent shares of Class A Common Stock underlying the Convertible Notes outstanding principal, paid in-kind interest and accrued but uncapitalized interest. The Convertible Notes, which are immediately convertible by the holder into equivalent shares of Class A Common Stock shares, are excluded from the diluted weighted average shares when their effect would be anti-dilutive. The following Class A securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	March 31,
	2024	2023
Stock options	1,022,322	1,062,625
RSUs	505,574	968,879
Convertible Notes	17,474,706	—
Warrants	5,627,290	1,667
Total	24,629,892	2,033,171

There were no Class B securities that were excluded in the computation of diluted shares outstanding for the three months ended March 31, 2024 and 2023.

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

All intercompany revenues and expenses are eliminated in the consolidated financial statements.

The following table shows revenue by reporting segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
in thousands	2024	2023
Revenues:
Launch services	$—	$—
Space products	285	—
Total revenues:	$285	$—

Cost of revenues:
Launch services	$—	$—
Space products	128	—
Total cost of revenues:	$128	$—

Gross profit:
Launch services	$—	$—
Space products	157	—
Total gross profit:	$157	$—

The Company evaluates the performance of its reporting segments based on segment gross profit. Segment gross profit is segment revenue less segment cost of revenue. Unallocated expenses include operating expenses related to research and development, selling and marketing and general and administrative expenses as they are not considered when management evaluates segment performance.

The following table reconciles segment gross profit to loss before income taxes for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
in thousands	2024	2023
Gross profit	$157	$—
Research and development	12,641	31,082
Selling and marketing	865	2,484
General and administrative	11,036	15,682
Gain on change in fair value of contingent consideration	—	(2,765)
Interest income	(5)	(1,330)
Other income, net	(232)	(260)
Gain on change in fair value of Convertible Notes	(47,270)	—
Gain on change in fair value of warrants	(15,007)	—
Income (loss) before taxes	$38,129	$(44,893)

The Company does not evaluate performance or allocate resources based on reporting segment’s total assets or operating expenses, and therefore such information is not presented.

All of the Company’s long-lived assets are located in the United States. The Company is subject to International Traffic in Arms Regulations (“ITAR”) and generates all of its revenue in the United States.

Note 12 — Related Party Transactions

In addition to Convertible Notes and Company Warrants held by the Kemp Trust, Dr. London and affiliates of Mr. Stanford (the “Related Party Note and Warrant Holders”) at December 31, 2023, the following additional related party transactions occurred with respect to the Related Party Note and Warrant Holders during the three months ended March 31, 2024:

•
On February 26, 2024, the Kemp Trust and Dr. London each purchased Convertible Notes having a stated Principal Amount of $150,000. No Company Warrants were associated with these purchases.
•
On or around March 7, 2024, the Related Party Note and Warrant Holders executed equity commitment letters in favor of the Parent under the terms of which each agree to provide equity financing to Parent in the amounts specified in their respective equity commitment letters. Such parties have also executed noteholder conversion agreements and warrant exchange agreements with Parent that take effect upon the consummation of the Merger. Further, Mr. Kemp (the trustee of the Kemp Trust) and Dr. London are controlling stockholders of Parent. As a result of the transactions described in this paragraph, the Company’s entry into the Merger Agreement is a related party transaction.

Note 13 — AST License Agreement

On March 6, 2024, a subsidiary of the Company, entered into a Royalty Bearing Manufacturing License (the “Manufacturing License”) with Astra Space Technologies Holding, Inc ("AST"). The Company and AST are parties to a Supply and Manufacturing Agreement, dated April 28, 2022 (the “Supply Agreement”), pursuant to which the Company manufactures certain spacecraft engines, flight sets, power processing units and feed systems (the “AST Products”) for AST. The Manufacturing License, among other things, provides AST a license to manufacture the AST Products for its internal use as a means to increase the quantity of AST Products available in the future and to provide an alternative source of supply for a critical component. The Manufacturing License is a limited, non-exclusive, non-transferable, irrevocable, non-sublicensable, fully paid license to make and have made a specified number of AST Products. In consideration of the Manufacturing License, on March 6, 2024, AST paid the Company $2.5 million, representing the royalties due for the initial AST Products to be manufactured under the Manufacturing License. At AST’s option, AST will pay the Company, on a quarterly basis, additional royalties per AST Product manufactured during the prior quarter after the initial AST Products. In addition, on March 6, 2024, the Company and AST entered into an order addendum to the Supply Agreement pursuant to which AST purchased additional AST Products from the Company for a total of $1.05 million.

Note 14 — Merger Agreement

As disclosed in Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies, on March 7, 2024, the Company entered into the Merger Agreement with Parent and Merger Sub. Upon the terms and subject to the conditions provided in the Merger Agreement, and in accordance with the Delaware General Corporation Law (the “DGCL”), at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. As a result of the Merger, the Company will cease to be a publicly traded company and it will be wholly owned by Parent.

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
o
will automatically be canceled and converted into the right to receive $0.50 per share in cash, without interest (the “Merger Consideration”);
o
will no longer be outstanding and cease to exist;
o
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

Following the execution of the Merger Agreement, and pursuant to the terms of the Merger Agreement, the Company (i) deposited into a segregated bank account of Astra Space Operations LLC (the “Segregated Account”) an amount in cash equal to $3.5 million (the “Segregated Funds”).The Segregated Funds will be managed by the Company at the reasonable direction of the Special Committee of the Board of Directors acting in accordance with its fiduciary duties.

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

Pursuant to the Merger Agreement, at the Effective Time, each outstanding option to purchase Class A Shares (each, a “Company Option”) other than a Company Option with an exercise price equal to or greater than the Merger Consideration (an “Underwater Option”), that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be assumed by Parent and converted into an option (the “Converted Options”) to purchase shares of class A common stock, par value $0.0001 per share, of Parent (the “Parent Class A Shares”). The Converted Options will continue to be subject to substantially the same terms and conditions as were applicable to such Company Options immediately prior to the Effective Time, except that (i) each Converted Option will be exercisable for that number of Parent Class A Shares equal to the number of Class A Shares subject to such option immediately prior to the Effective Time and (ii) the per share exercise price for each Parent Class A Share issuable upon exercise of a Converted Option will be equal to the exercise price per share of Class A Shares of such option immediately before the Effective Time. Each Underwater Option will be canceled for no consideration at the Effective Time. As of May 28, 2024, all Company Options were Underwater Options.

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

The execution and delivery of the Merger Agreement, subject to the requisite stockholder approval was recommended by the Special Committee to the Board on March 5, 2024. On March 5, 2024, the Board, with Mr. Kemp, Dr. London and Mr. Stanford abstaining, approved the execution and delivery of the Merger Agreement and recommended the adoption of the Merger Agreement and the Merger to the stockholders of the Company. On March 7, 2024, following the execution of the Merger Agreement, Mr. Kemp and Dr. London, who on such date beneficially owned Common Shares representing approximately 66.2% of the total voting power of the outstanding Common Shares, executed and delivered to the Company a written consent adopting the Merger Agreement and approving the Merger (the “Written Consent”). No further action by any other Company stockholder is required under applicable law or the Merger Agreement (or otherwise) in connection with the adoption of the Merger Agreement.

Note 15 — Subsequent Events

Additional Purchases of Convertible Notes and Company Warrants under Subsequent Financing Agreement

On April 22, 2024, RBH Ventures purchased $0.4 million in Convertible Notes under the Subsequent Financing Agreement. No Company Warrants were purchased as part of this investment. Net proceeds received by the Company, after deducting issuance costs, were $0.4 million. As of May 26, 2024, RBH holds Convertible Notes having an outstanding principal balance, including PIK interest, of $3.5 million and Company Warrants to purchase 1,295,607 shares of Class A Common Stock.

On May 13, 2024, Astera Institute purchased $5.0 million in Convertible Notes and Company Warrants to purchase 2,165,842 shares of Class A Common Stock for consideration of $0.3 million. Net proceeds received by the Company, after deducting issuance costs, were $5.2 million. As of May 26, 2024, Astera holds Convertible Notes having an outstanding principal balance, including PIK interest, of $10.1 million and Company Warrants to purchase 4,331,684 shares of Class A Common Stock

Amendments to Subsequent Financing Agreement and Convertible Notes

The Company and the holders of the Convertible Notes and Company Warrants amended or modified the Subsequent Financing Agreement and the Convertible Notes on April 10, 2024 (the “April 10 Amendment”) and on April 30, 2024 (the “April 30 Amendment”).

The April 10 Amendment extended the date by which a Subsequent Closing (as defined the Subsequent Financing Agreement) may occur without the consent of a majority-in-interest of the Convertible Notes from April 30, 2024, to June 30, 2024, It also amended the Subsequent Financing Agreement by extending all obligations of the Company that are due on May 1, 2024 (other than the amortization payment due under the Convertible Notes) to August 1, 2024, as well as extending the date by which the Company must obtain the Stockholder Approval required under Section 4(cc) of the Subsequent Financing Agreement to the later to occur of (i) August 1, 2024, or (ii) the first annual meeting of stockholders to take place after November 21, 2023.

Pursuant to the April 30 Amendment, the Company and the holders of Convertible Notes agreed that no Amortization Payment (as defined in the Convertible Note) shall be due on May 1, 2024 and the first Amortization Payment shall instead be due and payable on June 1, 2024, in an amount equal to 22.22% of the then outstanding aggregate Stated Principal Amount of the Convertible Notes, which amount comprises both the deferred Amortization Payment originally due on February 1, 2024, plus the Amortization Payment originally due May 1, 2024. Each such payment was originally in an amount equal to 11.11% of the Stated Principal Amount of the Convertible Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Astra Space, Inc. should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “anticipate,” “expect,” “estimate,” “seek,” “plan,” “project,” “aim,” “believe,” “could,” “should,” “intend,” “will,” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates. Such statements are based on management’s current expectations, estimates, forecasts and projections of our performance, our industry’s performance and macroeconomic conditions, judgment, beliefs, views on current trends and market conditions. Such forward-looking statements inherently involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution readers not to place undue reliance on these statements. Forward-looking statements in this prospectus supplement, the accompanying prospectus, the documents incorporated by reference may include, for example, statements about:

•
the commencement of commercial operations related to our launch system currently in development and the shifting of the flight dates for the launch of payloads currently under contract with our customers;
•
our ability to raise financing in the future;
▪
factors relating to our business, operations and financial performance, including:
o
our ability to grow and manage growth profitably;
o
our ability to maintain relationships with customers and suppliers; and
o
competing in the global space industry:
•
market conditions and global and economic factors beyond our control, general economic conditions, unemployment and our liquidity, operations and personnel;
•
future exchange and interest rates;
•
the delisting of our Class A Common Stock from Nasdaq due to our failure to maintain compliance with the applicable listing requirements and our ability to maintain the listing of our Class A Common Stock on Nasdaq in the future;
•
risks associated with the Merger and financing transactions generally, such as the inability to obtain, or delays in obtaining, any required approvals or other consents;
•
the failure to consummate or delay in consummating the Merger for other reasons;
•
the risk that a condition to closing of the Merger may not be satisfied;
•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•
the failure of the Company to raise sufficient interim capital to continue its business operations through the consummation of the Merger;
•
the outcome of any legal proceedings that may be instituted following announcement of the Merger;
•
failure to obtain the financing required to consummate the Merger or financing transactions generally, including the breach by any of the Equity Commitment Parties of their obligations under the Equity Commitment Letters; and
•
unfavorable reaction to the Transactions by customers, suppliers and employees.

These forward-looking statements are based on information available as of the date of this quarterly report on Form 10-Q and on management’s current expectations, forecasts and assumptions. These forward-looking statements involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the SEC. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update or revise forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business, see the section entitled, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 18, 2024 ("2023 Annual Report"). Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. Investors should not place undue reliance on these forward-looking statements.

Certain amounts may not foot due to rounding. Unless the context otherwise requires, all references in this section to “the Company” “Astra,” “us,” “our” or “we” refer to Astra Space, Inc.

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2024 and 2023 is presented below. All prior period share and per share amounts (unless otherwise noted) included in our discussion of our financial condition and results of operations have been restated on a 1 to 15 reverse stock split basis, which became effective September 13, 2023. For additional information related to our Reverse Stock Split, see Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies under the caption, Reverse Stock Split in this Quarterly Report.

Overview

Astra’s mission is to launch a new generation of Launch Services and Space Products to Improve Life on Earth from Space®. These products and services are enabled by new constellations of small satellites in Low Earth Orbit (“LEO”), which have rapidly become smaller, cheaper, and many times more numerous than legacy satellites. Launch vehicles, however, have not evolved in the same way—most rockets remain focused on serving legacy satellites and human spaceflight missions and we aim to provide the world’s first mass produced orbital launch system. Our primary focus remains the growth and development of our Launch Services and Space Products offerings to support our overall mission to Improve Life on Earth from Space®. We manage our business and report our financial results in two segments: Launch Services and Space Products.

Recent Developments

Merger Agreement

As described in Note 1 — Description of Business, Basis of Presentation and Significant Accounting Policies and Note 14 – Merger Agreement, on March 7, 2024, the Company entered into the Merger Agreement with Parent and Merger Sub. Upon the terms and subject to the conditions provided in the Merger Agreement, and in accordance with the Delaware General Corporation Law (the “DGCL”), at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. As a result of the Merger, the Company will cease to be a publicly traded company and will be wholly owned by the Parent.

At the Effective Time, by virtue of the occurrence of the Merger, the following will occur:

•
each Common Share that is owned by the Company as treasury shares and each Common Share that is owned by any direct or indirect wholly owned subsidiary of the Company, or by Parent, Merger Sub, or any direct or indirect wholly owned subsidiary of Parent or Merger Sub, in each case, issued and outstanding immediately prior to the Effective Time, will automatically be canceled without payment of any consideration therefor and cease to exist (the “Canceled Common Shares”);
•
each share of Class A Share for which the holder thereof did not consent or vote in favor of the Merger Agreement and is entitled to and properly demands appraisal pursuant to the DGCL, and does not withdraw or otherwise lose the right to appraisal pursuant to the DGCL, will automatically be canceled (subject to the appraisal rights of such holders) (such Common Shares, the “Dissenting Shares”);
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
o
will automatically be canceled and converted into the right to receive $0.50 per share in cash, without interest (the “Merger Consideration”);
o
will no longer be outstanding and cease to exist;
o
each certificate formerly representing any such shares (each, a “Certificate”) or the applicable number of uncertificated shares represented by book-entry (each, a “Book-Entry Share”) will thereafter represent only the right to receive the Merger Consideration in accordance with the Merger Agreement; and
o
each share of common stock of Merger Sub (each, a “Merger Sub Share”) issued and outstanding immediately prior to the Effective Time will automatically be converted into and become one authorized, validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of the surviving corporation (each, a “Surviving Company Common Share”).

Following the execution of the Merger Agreement, and pursuant to the terms of the Merger Agreement, the Company deposited into a segregated bank account of Astra Space Operations LLC (the “Segregated Account”) an amount in cash equal to $3.5 million (the “Segregated Funds”). The Segregated Funds are managed by the Company at the reasonable direction of the Special Committee of the Board of Directors acting in accordance with its fiduciary duties. At the request of the Special Committee, the Company purchased on April 11, 2024 additional Directors and Officers insurance coverage at a cost of $937,500. Thus, reducing the total amount in the Segregated Account to $2.6 million.

All outstanding Convertible Notes will, immediately after the Merger becomes effective, be converted into shares of Series A preferred stock, par value $0.0001 per share, of Parent (the “Parent Series A Preferred Stock”) in accordance with a noteholder conversion agreement, by and among Parent, Merger Sub, and each holder of Convertible Notes (the “Noteholder Conversion Agreement”) at a conversion rate of $0.404. The Original Warrants and Company Warrants will, immediately after the Merger becomes effective, be exchanged for warrants to purchase Parent Series A Preferred Stock at an exercise price of $0.404 per share in accordance with a warrant exchange agreement, by and among Parent, Merger Sub, and each holder of Company Warrants. (the “Warrant Exchange Agreement”).

The execution and delivery of the Merger Agreement, subject to the requisite stockholder approval was recommended by the Special Committee to the Board on March 5, 2024. On March 5, 2024, the Board, with Mr. Kemp, Dr. London and Mr. Stanford abstaining, approved the execution and delivery of the Merger Agreement and recommended the adoption of the Merger Agreement and the Merger to the stockholders of the Company. On March 7, 2024, following the execution of the Merger Agreement, Mr. Kemp and Dr. London, who on such date beneficially owned Common Shares representing approximately 66.2% of the total voting power of the outstanding Common Shares, executed and delivered to the Company a Written Consent adopting the Merger Agreement and approving the Merger. No further action by any other Company stockholder is required under applicable law or the Merger Agreement (or otherwise) in connection with the adoption of the Merger Agreement and the Company is currently in the process of responding to comments from the SEC on its preliminary information statement on Schedule 14C (and related amendments) and related Rule 13e-3 Transaction Statement on Schedule 13E-3 (and related amendments). Once we resolve any outstanding comments from the SEC, we will file a definitive information statement and mail the information statement to holders of our Class A Common Stock. Subject to the satisfaction of closing conditions, we would expect to consummate the Merger some time after the delivery of the definitive information statement to holders of our Class A Common Stock.

Section 220 Demand in Connection with the Merger Agreement.

Following the announcement of the Merger Agreement, the Company has received demands to inspect the Company’s books and records pursuant to 8 Del. C. § 220 (“Section 220”). Specifically, on April 5, 2024, purported stockholder Jonathan Horner delivered a Section 220 demand to the Company, which demand was supplemented on April 11, 2024. On April 17, 2024, another purported stockholder, Michael Krene, represented by the same law firm, delivered a second Section 220 demand to the Company. On April 22, 2024, a third purported stockholder, Jerry Hamelton, delivered a Section 220 demand to the Company (collectively, the “Section 220 Demands”).

Although the specifics of each Section 220 Demand varies, they generally intend to investigate the events leading to execution of the Merger Agreement, to investigate the independence and disinterestedness of certain members of the Company’s board of directors and officers in connection with the Merger Agreement and the Merger, and to determine whether such directors and officers properly discharged their fiduciary duties, investigate the Company’s disclosures regarding the Merger Agreement and the Merger. The Section 220 Demands seek to inspect the Company’s books and records to determine whether wrongdoing, mismanagement, and/or material non-disclosure has taken place such that it would be appropriate to file an action against the Board, the officers, the Company, or any other relevant person or entity, to value each stockholder’s shares, and to consider any other courses of action that the investigation might warrant pursuing.

The Company is evaluating each of the Section 220 Demands and intends to defend vigorously any allegation of wrongdoing, mismanagement and/or non-disclosure. Due to the early stage of these investigations, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Subsequent Issuances of Convertible Notes and Company Warrants

Since December 31, 2023, the Company has closed on subsequent financings under the Subsequent Financing Agreement (as further amended or modified on January 19, 2024, January 31, 2024, February 26, 2024, March 7, 2024,April 10, 2024 and April 30, 2024) on January 19, 2024, February 26, 2024, March 5, 2024, March 7, 2024, March 8, 2024, March 15, 2024, April 22, 2024 and May 13, 2024. As of the date of this Quarterly Report, the aggregate principal amount of all outstanding Convertible Notes (including any paid-in-kind interest) was $37.8 million and there were Company Warrants (including warrants issued on August 4, 2023) outstanding to purchase 16,989,759 shares of Class A Common Stock at an exercise price of $0.808, subject to certain adjustments, and that expire on dates ranging from August 4, 2028 to May 13, 2029. The investors participating in the Subsequent Financings were the Kemp Trust, Dr. London, MH Orbit, LLC, an affiliate of JMCM, RBH Ventures Astra SPV, LLC, Astera Institute, ERAS Capital, LLC and Ulrich Gall.

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

Consolidation of Operations at our Skyhawk Facility

Management has begun the process of consolidating its operations into its existing facility in Alameda, California (Skyhawk). As a result, management expects to relocate its employees and equipment from its facility in Sunnyvale, California to Skyhawk by the end of the third quarter of 2024.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. We have made no updates or made additions to our significant accounting policies as described in Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies in our 2023 Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,		Period over period change
(in thousands, except percentages)	2024	2023	($)	(%)
Revenues:
Launch services	$—	$—	$—	NM
Space products	285	—	285	100%
Total revenues	285	—	285	100%

Cost of revenues:
Launch services	—	—	—	NM
Space products	128	—	128	100%
Total cost of revenues	128	—	128	100%

Segment gross profit:
Launch services	—	—	—	NM
Space products	157	—	157	100%
Total segment gross profit	$157	$—	$157	100%

____________

n.m. = not meaningful.

Revenues

Launch Services

In August 2022, we discontinued the production of launch vehicles supported by our Launch System 1. Therefore, we did not conduct any commercial launches during the three months ended March 31, 2024 and 2023, as we shifted resources to the development of our Launch System 2.

We do not anticipate any revenues related to Launch Services in 2024 as we continue to work to develop and test the next version of our launch system: Rocket 4 (aka Launch System 2).

Space Products

Revenues of $0.3 million for the three months ended March 31, 2024, all of which were related to deliveries made to our Space Products customers. We had no Space Products revenues for the three months ended March 31, 2023.

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

Launch Services

As with revenues, we do not anticipate any costs of revenues related to our Launch Services in 2024.

Space Products

Costs of revenues related to Space Products were $128.0 million for the three months ended March 31, 2024 and was primarily related to deliveries to our Space Products customers. We had no costs of revenues related to Space Products for the three months ended March 31, 2023.

Operating Expenses

	Three Months Ended March 31,		Period over period change
(in thousands, except percentages)	2024	2023	($)	(%)
Segment gross profit	$157	$-	$157	100%
Operating expenses:
Research and development	12,641	31,082	(18,441)	59%
Sales and marketing	865	2,484	(1,619)	65%
General and administrative	11,036	15,682	(4,646)	30%
Gain on change in fair value of contingent consideration	—	(2,765)	2,765	100%
Total operating expenses	24,542	46,483	(21,941)	47%
Operating loss	(24,385)	(46,483)	22,098	48%
Interest income	5	1,330	(1,325)	100%
Other income, net	232	260	(28)	11%
Gain on change in fair value of Convertible Notes	47,270	-	47,270	0%
Gain on change in fair value of warrants	15,007	—	15,007	0%
Income (loss) before taxes	38,129	(44,893)	83,022	185%
Provision for income tax	—	—	-	n.m.
Net income (loss)	$38,129	$(44,893)	$83,022	185%

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

R&D costs were $12.6 million and $31.1 million for the three months ended March 31, 2024 and 2023, respectively. The $18.5 million decrease mainly reflected an $8.7 million reduction in expensed R&D equipment, a $7.0 million decrease in personnel-related costs due to lower headcount in R&D departments, a $1.2 million reduction in stock-based compensation, a $0.9 million reduction in licensed technology, a $0.5 million reduction in professional services, a $0.4 million reduction in depreciation and amortization and a $0.1 million reduction of other R&D costs, partially offset by a $0.3 million increase in facilities costs.

Sales and Marketing

Sales and marketing expenses consist of personnel and personnel-related expenses (including stock-based compensation expense) for our business development team as well as advertising and marketing expenses. We expect to increase our sales and marketing activities in order to grow our customer base and increase market share in the future.

Sales and marketing expenses were $0.9 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. The $1.6 million decrease mainly reflected a $1.3 million reduction in personnel-related costs and $0.3 million reduction in other sales and marketing costs.

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

General and administrative expenses were $11.0 million and $15.7 million for the three months ended March 31, 2024 and 2023, respectively. The $4.7 million decrease was primarily due to a $4.5 million reduction in personnel-related costs, a $1.1 million reduction in facilities costs, a $0.6 million reduction in insurance costs, a $0.6 million reduction in stock-based compensation and a $0.2 million reduction in R&D materials expense, partially offset by a $1.0 million increase in professional services, a $0.7 million increase in licensed technology costs, a $0.3 million increase in other general and administrative expenses primarily related to strategic financing costs and a $0.3 million increase in depreciation expense.

Loss on Change in Fair Value of Contingent Consideration

We settled our contingent consideration obligation during the fourth quarter of 2023 and have no remaining obligation in 2024. The loss on change in fair value of contingent consideration of $2.8 million during the three months ended March 31, 2023 was primarily the result of lower revenues than those used to forecast our estimates of the fair value of contingent consideration.

Interest Income

Interest income for the three months ended March 31, 2024 was insignificant as compared to $1.3 million for the three months ended March 31, 2023. The $1.3 million in interest income in the prior year's quarter was primarily due to interest income earned on securities held prior to liquidation of our marketable securities portfolio in the third quarter of 2023.

Other Income/(Expense), Net

Other income (expense), net primarily consists of income from government research and development contracts.

Other income, net was $0.2 million for the three months ended March 31, 2024 and is comparable to $0.3 million for the three months ended March 31, 2023.

Gain on Change in Fair Value of Warrant Liabilities

As of March 31, 2024, we had 14,823,917 Company Warrants issued and outstanding, including warrants issued on August 4, 2023, all of which were issued concurrently with financing transactions, including the sale and issuance of the Convertible Notes, during the year ended December 31, 2023 and the three months ended March 31, 2024. The Company Warrants are recorded at fair value each reporting date and any changes in fair value during the reporting period are recognized in the consolidated statements of operations. As of March 31, 2024, the aggregate fair value of the Company Warrants was $5.8 million and we recognized a gain of $15.0 million during the three months ended March 31, 2024 due to the change in fair value of the Company Warrants.

Gain on Change in Fair Value of Convertible Notes

We have elected the fair value option to account for our Convertible Notes and, therefore, any changes in fair value during the reporting period are recognized in the consolidated statements of operations. As of March 31, 2024, the aggregate fair value of our Convertible Notes was $28.2 million. During the three months ended March 31, 2024, we recognized a gain of $47.3 million related to the change in fair value of our Convertible Notes, which resulted primarily from our understanding from discussions with the Parent and related filings of affiliates of the Parent that, pursuant to the noteholder conversion agreements entered into with the holders of the Convertible Notes and the Parent, the Convertible Notes will be converted into shares of Series A Preferred Stock of the Parent at a conversion rate of $0.404 upon the consummation of the Merger.

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

We did not incur income tax expense for the three months ended March 31, 2024 and 2023.

Liquidity and Capital Resources

As of March 31, 2024, the Company’s existing sources of liquidity are cash and cash equivalents of $6.6 million, which includes $3.5 million in funds that are required to be set aside in a segregated account under the terms of the Merger Agreement and used only for specified purposes, and restricted cash of $0.5 million related to a letter of credit issued to secure our performance obligations under a customer contract. We cannot access this restricted cash until we have begun delivery of flight sets for this customer’s program, which is expected to be in November 2024 pursuant to the contract schedule.

The Company believes that its current level of cash and cash equivalents is not sufficient to fund commercial scale production and sale of its services and products. Since December 31, 2023, through the date of this Quarterly Report, the Company has raised gross proceeds of approximately $19.9 million through the sale of Convertible Notes and Company Warrants, exercisable into 7,793,132 shares of the Company’s Class A Common Stock. Notwithstanding the proceeds raised from the issuance of these additional Convertible Notes and Company Warrants, the Company expects it will need to continue to raise substantial additional funds through the issuance of additional debt, equity or both in order to execute on its business plan and continue its business operations through to the closing of the Merger Agreement.

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

As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. If the Company is unable to raise substantial additional capital in the near term and as necessary to continue the Company’s business operation to a closing of the Merger, the Company's operations and production plans will be further scaled back or curtailed and the Company may be required to file a Chapter 7 Liquidation. If the funds raised are insufficient to provide a bridge to the closing of the Merger, or, in the case of a termination of the Merger Agreement, full commercial production at a profit, the Company's operations could be severely curtailed or cease entirely and the Company may be required to file a Chapter 7 Liquidation and in such case, may not realize any significant value from the liquidation of its assets.

Summary Statement of Cash Flows for the Three Months Ended March 31, 2024 and 2023

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Three Months Ended March 31,		Period over period change
(in thousands)	2024	2023	$	%
Net cash used in operating activities	$(12,593)	$(35,999)	$23,406	(65)%
Net cash provided by (used in) investing activities	(33)	18,719	(18,752)	(100)
Net cash provided by financing activities	14,302	441	13,861	3,143
Net decrease in cash and cash equivalents	$1,676	$(16,839)	$18,515	(110)%

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

For the three months ended March 31, 2024, net cash used in operating activities was $12.6 million. The primary factors affecting our operating cash flows during the period were a net income of $38.1 million and non-cash charges of $56.3 million including a gain on change in fair value of Convertible Notes of $47.3 million, a gain on change in fair value of warrants of $15.0 million, partially offset by stock-based compensation expense of $3.5 million, depreciation and amortization expense of $1.7 million, an increase in non-cash lease expense of $0.8 million. Changes in operating working capital items were mainly due to an increase in contract liabilities of $9.2 million, an increase in accounts payable of $0.6 million and in prepaid and other current assets of $0.4 million. These increases were partially offset by a decrease in accrued expenses and other current liabilities of $2.0 million, a decrease in inventories of $1.5 million, a decrease in lease liabilities of $0.8 million and a decrease in trade accounts receivable of $0.5 million.

For the three months ended March 31, 2023, net cash used in operating activities was $36.0 million. The primary factors affecting our operating cash flows during the period were a net loss of $44.9 million. This is offset by non-cash charges of $4.4 million including stock-based compensation expense of $5.3 million, depreciation and amortization expense of $1.3 million and non-cash lease expense of $0.9 million, partially offset by a gain on change in fair value of contingent consideration of $2.8 million. Changes in operating working capital items are mainly due to an increase in accounts payable of $7.0 million, partially offset by a decrease in trade accounts receivable of $1.5 million and a decrease in prepaid and other current assets of $1.4 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $33.0 thousand, which was comprised mainly of purchases of property, plant and equipment related to leasehold improvements at our corporate headquarters in Alameda, California.

For the three months ended March 31, 2023, net cash used in investing activities was $18.7 million, which was comprised mainly of maturities of marketable securities of $23.8 million, partially offset by $5.0 million of purchases of property, plant and equipment related to leasehold improvements at our Sunnyvale manufacturing facility and corporate headquarters in Alameda, California.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities of $14.3 million was comprised of $12.0 million proceeds from the sale of Convertible Notes and $2.3 million proceeds from the issuance of Company Warrants and the issuance of Class A Common Stock under our equity plans.

For the three months ended March 31, 2023, net cash provided by financing activities amounted to $0.4 million and consisted of proceeds from the issuance of shares of Class A common stock under equity plans.

Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“Nasdaq”)

We are not in compliance with Rules 5450(a)(1), 5550(b)(1) and 5250(c)(1) of the listing requirements. We received written notice from Nasdaq of the listing of our failure to be in compliance with Rule 5450(a)(1) of the listing requirements (the "Minimum Bid Price Requirement") on April 17, 2024. On April 23, 2024, we received written notice from Nasdaq of our failure to be in compliance with Rule 5550(b)(1) of the listing requirements (the “Minimum Stockholders’ Equity Requirement”). On May 22, 2024, we received written notice from Nasdaq that, due to our failure to timely file this Quarterly Report, we no longer comply with Nasdaq’s Listing Rules as set forth under Rule 5250(c)(1) (the “Timely Filing Requirement”).

These notices of noncompliance have no immediate impact on the continued listing or trading of the Company’s Class A Common Stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements.

With respect to the Minimum Bid Price Requirement, the Company has 180 calendar days, or until October 14, 2024, to regain compliance with the Minimum Bid Price Requirement. Nasdaq’s notice stated that if, at any time before October 14, 2024, the per share closing bid price of the Company’s Class A Common Stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq’s staff will provide the Company written notice that it complies with the Minimum Bid Price Requirement. If the Company does not regain compliance with the Minimum Bid Price Requirement by October 14, 2024, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, Astra would need to, among other things, meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for NASDAQ, with the exception of the Minimum Bid Price Requirement, and provide written notice to Nasdaq that it intends to cure the deficiency during the second compliance period. If Nasdaq concludes that the Company will not be able to cure the deficiency during the second compliance period, or the Company does not make the required representations, then Nasdaq will give notice that Astra’s Class A Common Stock is subject to delisting and Astra will be able to appeal that delisting before a Nasdaq hearings panel.

With respect to the Minimum Stockholders’ Equity Requirement, the Company has 45 calendar days, or until June 7, 2024, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. If the Company’s plan is accepted, the Company may be granted 180 additional calendar days from April 23, 2024, or until October 20, 2024, to evidence compliance with the Minimum Stockholders’ Equity Requirement. In the event the plan to regain compliance with the Minimum Stockholders’ Equity Requirement is not accepted by Nasdaq, or, in the event a plan is accepted and an extension period is granted but Company fails to regain compliance within that period, the Class A Common Stock will be subject to delisting. The Company would have the right to appeal that decision before a Nasdaq hearing panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

With respect to the Timely Filing Requirement, we have until July 22, 2024, to submit to Nasdaq a plan to regain compliance with the Timely Filing Requirement. If Nasdaq accepts the plan, Nasdaq may grant up to an additional 180 calendar days or until November 18, 2024, to regain compliance.

There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement or the Minimum Stockholders’ Equity Requirement, that it will be granted an exception to the Timely Filing Requirement or that it will otherwise remain in compliance with the other listing requirements for Nasdaq.

As discussed earlier in this report, the Company entered into a Merger Agreement on March 7, 2024, if the Merger is consummated, the Company’s Class A Common Stock will be delisted from the Nasdaq Capital Market in connection with the consummation of the Merger.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not, to date, been exposed to material market risks given our early stage of operations. As we expand our commercial operations, we expect to be exposed to foreign currency exchange rate and commodity price risks, particularly related to rocket propellants, helium, and aluminum, among others, and potentially other market risks, including those related to interest rates or valuation of financial instruments, among others. There were no material changes in our market risk since the year ended December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses in our internal control over financial reporting described below.

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

Remediation Plan

Through the year ended December 31, 2023, our executive management team, including our Chief Executive Officer and Chief Financial Officer, continued to work to design and implement both a short-term and a long-term remediation plan to correct the material weaknesses in our internal control over financial reporting as described below. We were focused on enhancing the design and implementation of effective internal control measures to improve our internal control over financial reporting and remediate these material weaknesses.

This included the following areas to address the material weaknesses, and management had completed, or were in the process of completing:

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
•
Formalizing accounting, and other key business process policies and procedures.
•
Implementation and enhancement of comprehensive business process controls over the preparation and review of journal entries, including the deployment of a new ERP system in the third quarter of 2022, and establishing additional controls to verify transactions are properly classified in the financial statements.
•
Enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards for complex transactions and instruments as well as hiring additional experienced internal resources. We have provided enhanced access to accounting literature, research materials, and documents as well as increased communication with third-party consultants and specialists with whom we consult regarding the application of accounting standards over complex transactions and instruments to supplement our internal resources.
•
Enhancements to our implementation of all components of the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This includes improvements to our Sarbanes-Oxley program, an overall Company-wide risk assessment process and assessing the effectiveness of control activities to contribute to the mitigation of risks and support achievement of objectives facilitated by Internal Audit. In addition, we have completed the assignment of responsibilities, internal and external, associated with the performance of internal controls over financial reporting and will continue to monitor the need to hire additional resources, contracting external resources, and continue providing additional training to existing resources as appropriate.

During the first quarter of 2024, while the Company continued to operate, and make improvements in our control environment, our primary focus has been to maintain the existing controls and processes.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 8- Commitments and Contingencies, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2023, filed with the SEC on April 18, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No director or Section 16 officer of the Company entered into or amended any 10b5-1 trading arrangement during the first quarter of 2024, and no such director or Section 16 officer of the Company has any such 10b5-1 trading arrangement.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Form of Common Stock Purchase Warrant	8-K	001-39426	4.2	November 24, 2023
4.2	Form of Senior Secured Convertible Note due 2025	8-K	001-39426	4.1	February 6, 2024
4.3	Form of Senior Secured Convertible Note due 2025, amending and restating Exhibit 4.2 of this Quarterly Report.	8-K	001-39426	4.1	March 1, 2024
4.4	Form of Senior Convertible Note due 2025, amending and restating Exhibit 4.3 of this Quarterly Report.	8-K	001-39426	4.1	April 15, 2024
4.5	Form of Senior Secured Convertible Note due 2025, amending and restating Exhibit 4.4 of this Quarterly Report.	8-K	001-39426	4.1	May 1, 2024
4.6	Warrant Agreement, dated February 3, 2023, by and between Astra Space, Inc. and ShareIntel-Shareholder Intelligence Services, LLC.	10-K	001-39426	4.2	March 30, 2023
10.1	Securities Purchase Agreement, dated August 4, 2023, by and among Astra Space, Inc. and each of the investors party thereto	8-K	001-39426	10.1	August 4, 2023
10.2	Omnibus Amendment No. 3 Agreement, dated as of November 21, 2023, between Astra Space, Inc., its subsidiaries, the Investors and GLAS Americas, LLC, as collateral agent.	8-K	001-39426	10.1	November 24, 2023
10.3	Amendment to Securities Purchase Agreement, dated January 19, 2024, by and among Astra Space, Inc., each of the subsidiaries of Astra Space, Inc. party thereto, the Investors and GLAS Americas LLC, which Securities Purchase Agreement is Exhibit 10.1 to this Quarterly Report and was amended and restated as an exhibit to Exhibit 10.2 of this Quarterly Report.	8-K	001-39426	10.1	January 25, 2024
10.4	Agreement Regarding Omnibus Amendment No. 3 Agreement, dated as of January 22, 2023, between Astra Space, Inc., its subsidiaries, and the Investors.	10-K	001-39426	10.29	April 18, 2024
10.5	Amendment to Senior Secured Convertible Notes, dated as of January 31, 2024, by and among Astra Space, Inc., its subsidiaries, and the Holders.	8-K	001-39426	10.1	February 6, 2024
10.6	Second Amendment to Securities Purchase Agreement and Second Amendment to Senior Secured Convertible Notes, dated February 26, 2024, by and among Astra Space, Inc., each of the subsidiaries of Astra Space, Inc. party thereto, the Investors and GLAS Americas LLC.	8-K	001-39426	10.1	March 1, 2024
10.7	Limited Waiver and Consent to Senior Secured Convertible Notes and Common Stock Purchase Warrant and Reaffirmation of Transaction Documents, dated as of March 7, 2024, by and among Astra Space, Inc., each of the subsidiaries of Astra Space, Inc. party thereto and each of the investors party thereto.	8-K	001-39426	10.1	March 12, 2024
10.8	Royalty Bearing Manufacturing License between AST & Science, LLC and the Company, dated March 6, 2024.	10-K	001-39426	10.34	April 18, 2024
10.9	Third Amendment to Securities Purchase Agreement and Third Amendment to Senior Secured Convertible Notes, dated April 10, 2024, by and among Astra Space, Inc., each of the subsidiaries of Astra Space, Inc. party thereto, the investors party thereto and GLAS Americas, LLC.	8-K	001-39426	10.1	April 15, 2024

10.10	Fourth Amendment to Senior Secured Convertible Notes, dated as of April 30, 2024, by and among Astra Space, Inc., its subsidiaries, and the Holders.	8-K	001-39426	10.1	May 1, 2024
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astra Space, Inc.

Date: May 28, 2024	By:	/s/ Chris C. Kemp
Chris C. Kemp
Chief Executive Officer and Chairman of Board and Principal Executive Officer

Date: May 28, 2024	By:	/s/ Axel Martinez
Axel Martinez
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer